Form 10-Q
period 1996-04-30
WESTERN POWER & EQUIPMENT CORP
filed 1996-06-14
CIK 939729

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 1996
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                91-1688446
               --------                                ----------
     (State or other jurisdiction of              (I.R.S. Employer I.D.
     incorporation or organization)                    number)

4601 NE 77th Avenue, Suite 200, Vancouver, WA                98662
- ---------------------------------------------                -----
(Address of principal executive offices)                   (Zip Code)


                   Registrant's telephone no.:    360-253-2346
                                                  ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


               YES    X                      NO
                     ---                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Title of Class                     Number of shares
           Common Stock                        Outstanding
      (par value $.001 per share)               3,533,462

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.   FINANCIAL INFORMATION                             Page Number

     Item 1.   Financial Statements

      Consolidated Balance Sheet
        April 30, 1996 (Unaudited) and July 31, 1995 . . . .     1

      Consolidated Statement of Operations
        Three months ended April 30, 1996 (Unaudited)
        and April 30, 1995 (Unaudited) . . . . . . . . . . .     2

      Consolidated Statement of Operations
        Nine months ended April 30, 1996 (Unaudited)
        and April 30, 1995 (Unaudited) . . . . . . . . . . .     3

      Consolidated Statement of Cash Flows
        Nine months ended April 30, 1996 (Unaudited)
        and April 30, 1995 (Unaudited) . . . . . . . . . . .     4

      Notes to Consolidated Financial Statements . . . . . .     5 - 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Operating Results . .     7 - 11



PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . .     N/A

     Item 2.   Changes in Securities . . . . . . . . . . . .     N/A

     Item 3.   Defaults Upon Senior Securities . . . . . . .     N/A

     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . .     N/A

     Item 5.   Other Information . . . . . . . . . . . . . .     N/A

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . .     12

ITEM 1.
                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                    April 30,      July 31,
                                                       1996          1995
                                                    ---------      --------
                                                   (Unaudited)
                ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . .     $ 1,930        $ 4,065
  Accounts receivable, less allowance for
    doubtful accounts of $448 and $370 . . . . .       6,598          6,008
  Receivable from underwriter. . . . . . . . . .           -          1,102
  Inventories. . . . . . . . . . . . . . . . . .      62,213         46,413
  Prepaid expenses . . . . . . . . . . . . . . .          88              9
  Prepaid income taxes . . . . . . . . . . . . .          14              -
  Deferred income taxes. . . . . . . . . . . . .         417            417
                                                     -------        -------
      Total current assets . . . . . . . . . . .      71,260         58,014

  Property, plant and equipment, net . . . . . .       6,936          7,062
  Intangibles and other assets . . . . . . . . .       2,323          2,116

                                                     -------        -------

      Total assets . . . . . . . . . . . . . . .     $80,519        $67,192
                                                     -------        -------
                                                     -------        -------

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under floor plan financing. . . . .     $50,002        $37,989
  Short-term borrowings. . . . . . . . . . . . .       2,605          5,105
  Accounts payable . . . . . . . . . . . . . . .       2,592          2,150
  Accrued payroll and vacation . . . . . . . . .         628            651
  Other accrued liabilities. . . . . . . . . . .       1,338            822
  Income taxes payable . . . . . . . . . . . . .           -            122
  Capital lease obligations. . . . . . . . . . .          53             51
  Payable to parent. . . . . . . . . . . . . . .         263            241
                                                     -------        -------
      Total current liabilities. . . . . . . . .      57,481         47,131

Deferred income taxes. . . . . . . . . . . . . .         299            299
Capital lease obligations. . . . . . . . . . . .       1,658             47
                                                     -------        -------

      Total liabilities. . . . . . . . . . . . .      59,438         47,477
                                                     -------        -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-10,000,000 shares authorized;
    none issued and outstanding. . . . . . . . .           -              -
  Common stock-$.001 par value; 20,000,000
    shares authorized; 3,533,462 issued and
    outstanding. . . . . . . . . . . . . . . . .           4              4
  Additional paid-in capital . . . . . . . . . .      16,047         16,047
  Retained earnings. . . . . . . . . . . . . . .       5,030          3,664
                                                     -------        -------
      Total stockholders' equity . . . . . . . .      21,081         19,715
                                                     -------        -------

      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . . . .     $80,519        $67,192
                                                     -------        -------
                                                     -------        -------


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                       Three Months Ended
                                                            April 30,
                                                       1996           1995
                                                       ----           ----

Net sales. . . . . . . . . . . . . . . . . . . . .   $26,136        $20,772

Cost of goods sold . . . . . . . . . . . . . . . .    22,854         18,235
                                                     -------        -------

Gross profit . . . . . . . . . . . . . . . . . . .     3,282          2,537

Selling, general and administrative expenses . . .     2,099          1,596

Other (income) expense:
  Interest expense . . . . . . . . . . . . . . . .       440            346
  Bridge loan deferred financing costs . . . . . .         -            118
  Other income . . . . . . . . . . . . . . . . . .      (103)           (25)
                                                     -------        -------

Income before taxes. . . . . . . . . . . . . . . .       846            502

Income tax provision . . . . . . . . . . . . . . .      (321)          (166)
                                                     -------        -------

Net income . . . . . . . . . . . . . . . . . . . .   $   525        $   336
                                                     -------        -------
                                                     -------        -------

Earnings per common share. . . . . . . . . . . . .   $  0.15        $  0.16
                                                     -------        -------
                                                     -------        -------

Weighted average common shares . . . . . . . . . .     3,533          2,038
                                                     -------        -------
                                                     -------        -------



          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                        Nine Months Ended
                                                            April 30,
                                                       1996           1995
                                                       ----           ----
Net sales. . . . . . . . . . . . . . . . . . . . .   $75,061        $59,897

Cost of goods sold . . . . . . . . . . . . . . . .    66,347         52,840
                                                     -------        -------
Gross profit . . . . . . . . . . . . . . . . . . .     8,714          7,057

Selling, general and administrative expenses . . .     5,620          4,342

Other (income) expense:
  Interest expense . . . . . . . . . . . . . . . .     1,182            879
  Bridge loan deferred financing costs . . . . . .         -            118
  Other income . . . . . . . . . . . . . . . . . .      (279)           (43)
                                                     -------        -------

Income before taxes. . . . . . . . . . . . . . . .     2,191          1,761

Income tax provision . . . . . . . . . . . . . . .      (825)          (669)
                                                     -------        -------

Net income . . . . . . . . . . . . . . . . . . . .   $ 1,366        $ 1,092
                                                     -------        -------
                                                     -------        -------

Earnings per common share. . . . . . . . . . . . .     $  0.38      $  0.54
                                                     -------        -------
                                                     -------        -------

Weighted average common shares . . . . . . . . . .     3,565          2,038
                                                     -------        -------
                                                     -------        -------


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                       Nine Months Ended
                                                            April 30,
                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .    $1,366         $1,092
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . .       591            491
      Loss on disposal of fixed assets . . . . . .         -              4
      Amortization . . . . . . . . . . . . . . . .        49            184
      Changes in assets and liabilities
       (excluding effects of acquisition):
          Accounts receivable. . . . . . . . . . .       810         (1,024)
          Inventories. . . . . . . . . . . . . . .   (10,450)         2,901
          Inventory floor plan financing . . . . .     8,050         (2,388)
          Prepaid expenses . . . . . . . . . . . .       (79)          (315)
          Accounts payable . . . . . . . . . . . .       442            (13)
          Accrued payroll and vacation . . . . . .       (23)            31
          Other accrued liabilities. . . . . . . .       535            235
          Income taxes payable . . . . . . . . . .      (135)             -
          Other assets . . . . . . . . . . . . . .      (106)           105
                                                     -------        -------
    Net cash provided by operating activities. . .     1,050          1,303
                                                     -------        -------
Cash flows from investing activities:
  Purchase of fixed assets . . . . . . . . . . . .      (538)          (254)
  Proceeds on sale of fixed assets . . . . . . . .     2,078              6
  Purchase of distribution outlets . . . . . . . .      (603)          (557)
                                                     -------        -------
    Net cash provided by (used in) investing
     activities. . . . . . . . . . . . . . . . . .       937           (805)
                                                     -------        -------
Cash flows from financing activities:
  Principal payments on capital leases . . . . . .       (53)           (39)
  Short-term borrowings. . . . . . . . . . . . . .    (4,091)        (1,331)
  Bridge Loan. . . . . . . . . . . . . . . . . . .         -            250
  Payable to parent. . . . . . . . . . . . . . . .        22            733
  Long-term borrowings . . . . . . . . . . . . . .         -              -
                                                     -------        -------
    Net cash used in financing activities. . . . .    (4,122)          (387)
                                                     -------        -------
Net increase (decrease) in cash & equivalents. . .    (2,135)           111
Cash & equivalents beginning of period . . . . . .     4,065            528
                                                     -------        -------
Cash & equivalents end of period . . . . . . . . .   $ 1,930         $  639
                                                     -------        -------
                                                     -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .    $1,182           $879
  Income taxes . . . . . . . . . . . . . . . . . .       961            669

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
A capital lease obligation of $926 was incurred in December 1995 when the Company consummated a sale leaseback transaction of the Auburn facility. In February 1996, a capital lease obligation of $740 was incurred related to the lease of the Sacramento facility. In February 1996 the Company acquired the assets and operations of two stores in California for approximately $630 in cash (including $27 of indirect expenses), $3,090 in installment notes payable and the assumption of $3,965 in inventory floor plan debt.

          See accompanying notes to consolidated financial statements.

                         Western Power & Equipment Corp.

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)


1.   BASIS OF PRESENTATION

The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1995 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Delaware Corporation ("WPE")and its Oregon subsidiary (the "Company") after elimination of all intercompany accounts and transactions. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with WPE's financial statements included in the annual report on Form 10-K for the year ended July 31, 1995 filed with the Securities and Exchange Commission.

Certain reclassifications have been made in the accompanying fiscal 1995 consolidated financial statements to conform with financial statement presentation for fiscal 1996. Such reclassifications had no effect on WPE's results of operations or retained earnings.


2.   INVENTORIES

Inventories consist of the following:
                                         April 30,  July 31,
                                             1996      1995
                                             ----      ----
     Equipment:
       New equipment                       $51,088   $36,461
       Used equipment                        5,196     4,662
     Parts                                   5,929     5,290
                                           -------   -------

                                           $62,213   $46,413
                                           -------   -------
                                           -------   -------


3.   FISCAL 1996 EVENTS

On October 10, 1995, using proceeds from the Company's initial public offering, the Company retired the $2,175 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996, the Company consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330, secured by the Sparks, Nevada real estate. The agreement calls for the principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

On October 19, 1995, the Company entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, the Company sold the property and is leasing it back from the purchaser for 20 years at an initial annual rental of $204. Under the lease, such annual rental increases to $228 after five years and is subject to fair market adjustments at the end of ten years. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. In accordance with Statement of Financial Accounting Standards No 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. The sale leaseback of the Auburn facility did not result in any material gain or loss to the Company.

Effective February 17, 1996, the Company acquired substantially all of the operating assets used by Case Corporation ("Case") in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630 in cash, $3,090 in installment notes payable to Case and the assumption of $3,965 in inventory floor plan debt with Case and its affiliates. The acquisition has been accounted for as a purchase.

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company and WPE, and Robert M. Rubin, the Chairman and a director of the Company and WPE. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996 with the Company paying an initial annual rental of $168. Under the lease, such annual rental increases to $192 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES (Dollars in thousands, except per share amounts)

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

GENERAL

Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective as of September 10, 1994, the Company also purchased from Case two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case as further described in note 3 to the Consolidated Financial Statements. The opening of a Stockton, California outlet was completed in March 1996 bringing the total number of distribution outlets owned and operated by the Company to 17.

RESULTS OF OPERATIONS

THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1995.

Revenues for the three month period ended April 30, 1996 increased $5,364 or 26% over the three month period ended April 30, 1995. The increase in revenues was primarily attributable to increased sales of new units ($3,426), rental revenues ($760) and parts sales ($748). Revenues from sales of used units and service work also increased ($324 and $106, respectively) during the quarter. New stores acquired since last year contributed $3,631 or 68% of the increased sales while same store sales improved 8.3% over the prior year.

The strong gains in sales and rentals of new units are indications of the continued strength of the economies in the geographic areas in which the Company operates. The Company has invested significant resources in expanding its fleet of rental equipment. Management believes that there exists a trend toward increased rental of equipment. With more equipment to rent, the Company experienced a 76% increase in rental revenues in the current year third quarter versus the same period last year. The used equipment market continues to be strong in most of our geographic areas as reflected in the improved sales of used units.

Revenues for the nine month period ended April 30, 1996 increased by $15,164 or 25% over the revenues for the nine month period ended April 30, 1995. Such increase reflects strong demand for new equipment and rentals as noted above, and gives effect to the full impact on revenues of the California and Nevada locations which were purchased or opened in the first and second quarters of fiscal 1995.

The Company's gross profit margin of 12.6% for the three month period ended April 30, 1996 was an improvement over the comparable prior year margin of 12.2%. As noted above, the majority of the increase in the Company's sales came from the sale of new equipment which, under Case's new Focus 2000 program, provided the Company with pricing discounts recognized in the third quarter thus increasing the gross profit margin.

For the nine month period ended April 30, 1996, the Company's gross profit margin was 11.6%, which is down slightly from the gross profit margin of 11.8% for the same period during the prior year. The improvement in margin realized in the third quarter discussed above was not enough to erase the decreased margin experienced in the first six months of the current fiscal year as compared to the prior year.

Selling, general and administrative ("SG&A") expenses were $2,099 (8.0% of sales) and $5,620 (7.5% of sales) for the three and nine month periods ended April 30, 1996, respectively, compared to $1,596 (7.7% of sales) and $4,342 (7.2% of sales) for the comparative prior year periods. The significant growth in operations during the past 12 months has had an upward impact on SG&A expenses, such that the Company has not yet fully realized the potential benefits of its streamlined organizational structure. While many of the administrative and moving costs incurred in connection with the acquisition and opening of these outlets are one-time charges which will not be incurred in future periods, management is also taking steps intended to decrease SG&A expenses as a percentage of sales over time.

Interest expense of $440 and $1,182 for the three and nine month periods ended April 30, 1996, respectively, was up $94 and $303 from the prior year comparative periods. Interest expense is tied directly to interest rates and the Company's equipment inventory levels which have increased as the Company has acquired and opened additional distribution outlets. In addition, the Company has made a substantial investment in expanding its rental fleet of equipment.
At April 30, 1996, a total of $13,327 in equipment was dedicated to rental compared to only $3,359 at April 30, 1995. Since the related note balance becomes interest bearing when a unit is placed in the dedicated rental fleet, the increase in rental equipment has had and will continue to have a significant upward impact on interest expense (which should be offset by increased rental revenues and margin). In addition, as part of Case's Focus 2000 program, a dealer can elect to forego Case's interest free flooring period and pay cash for new Case equipment. In return for the cash payment, Case grants the dealer a 4% discount on the cost of such equipment. The Company has elected to take this discount on selected purchases of new Case equipment and, if necessary, has financed such purchases on the Company's third party flooring lines which has also contributed to the increase in interest expense. This increase should be more than offset by the 4% cash discount which is recognized in income at the time such units are sold.

The effective income tax rate has remained consistent at approximately 38% for all periods presented. The Company anticipates the effective tax rate will remain at basically statutory rates for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, the Company's primary sources of external liquidity were contributions to the Company by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to the Company by Case Credit Corporation, Seattle-First National Bank ("Seafirst Bank"), Associates Commercial Corporation ("Associates") and Orix Commercial Credit ("Orix"). In addition, in fiscal 1995, the Company completed an initial public offering of 1,495 shares of common stock at $6.50 per share, generating net proceeds of $7,801. The net proceeds of the offering have been utilized to repay amounts due to AUGI and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under its inventory floor planning arrangements Case provides the Company with interest free credit terms on new equipment purchases for four to six months, with the exception of the Model 1818 skid steer loader for which the interest free credit terms are three months and the Model 90B Series special application excavator for which the interest free credit terms are eight months, after which interest commences to accrue monthly at the rate per annum equal to 2% over the prime rate of interest. At April 30, 1996, the Company was indebted to Case in the aggregate amount of approximately $42,106 under such inventory floor plan financing arrangements.

In order to take advantage of a 4% cash discount offered by Case under its new Focus 2000 program, to provide financing beyond the term of applicable Case floor plan financing or as alternatives to Case floor plan financing arrangements for inventory purchased other than from Case, the Company has entered into separate secured floor planning lines of credit with Seafirst, Associates, Orix and The CIT Group.

The Associates line of credit was entered into in August 1993, and allows the Company to borrow up to $2,250 to finance the purchase of new equipment, to finance up to $2,000 of installment sales of equipment to customers approved by Associates (without recourse to the Company), and to finance up to $1,000 of installment sales of equipment to other customers (with recourse to the Company in the event of default). There are no material obligations outstanding under the recourse line of credit. On April 30, 1996, approximately $142 was outstanding under these lines, the principal of which bears interest at 2% over the prime rate announced by the U.S. National Bank of Oregon.

The Seafirst line of credit was entered into in June 1994 and provides a $7,500 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On April 30, 1996, approximately $6,719 was outstanding under such line of credit, the principal of which bears interest at .25% over Seattle-First National Bank's prime rate and is subject to annual review and renewal on June 1, 1997.

The Company also buys a portion of its equipment from Hamm Compactors ("Hamm") under a floor plan financing agreement with Orix. The Orix floor plan agreement call for repayment of principal and interest over periods ranging from thirty to forty-eight months, with a balloon payment for the remaining outstanding balance. At April 30, 1996, the aggregate indebtedness owed to Orix was $1,035. The Orix notes bear interest at the highest prevailing prime rates of certain major United States banks, plus 2% per annum.

Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

On October 19, 1995, the Company entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, the Company sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See note 3 to the accompanying consolidated financial statements for more information.

Effective February 17, 1996, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630 in cash, $3,090 in installment notes payable to Case and the assumption of $3,965 in inventory floor plan debt with Case and its affiliates. The acquisition has been accounted for as a purchase.

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company and WPE, and Robert M. Rubin, the Chairman and a director of the Company and WPE. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.
See note 3 to the accompanying consolidated financial statements for more information.

On October 10, 1995, using proceeds from the Company's initial public offering, the Company retired the $2,175 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March

1996, the Company consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330, secured by the Sparks, Nevada real estate. The agreement calls for the principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

During the nine months ended April 30, 1996, cash and cash equivalents decreased by $2,135 primarily due to the increased equity in equipment and parts inventories which is defined as the difference between the inventory balances and the amounts borrowed against them. The Company had positive cash flow from operations during the period of $1,050 reflecting a decrease in accounts receivable, an increase in accounts payable, and this, along with net income for the quarter, was sufficient to more than offset the decline resulting from the increased cash investment in inventories. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets.

On June 11, 1996, the Company acquired the operating assets of GCS, Inc. ("GCS"), a California-based, closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. The Company will operate the GCS business from an existing location in Fullerton, California and from the Company's existing facility in Sacramento, California. The purchase price for the GCS assets was $1,655. This transaction is being accounted for as a purchase.

The Company's cash and cash equivalents of $1,930 as of April 30, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with several financing institutions to expand the credit available to the Company.

PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS.                                    NONE

          B.   REPORTS ON FORM 8-K.

               Form 8-K filed March 6, 1996 reporting on the acquisition of the Sacramento, California retail outlet from Case Corporation. Financial statements related to this acquisition were filed in a Form 8-KA dated May 10, 1996.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

June 14, 1996

                         By:  /s/Thomas D. Berkompas
                              ------------------------------------------
                              Thomas D. Berkompas
                              Vice President, Chief Accounting and Chief
                              Financial Officer