Form 10-K
period 1996-07-31
WESTERN POWER & EQUIPMENT CORP
filed 1996-10-29
CIK 939729

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                       ----------------------------------------

                                      FORM 10-K

                       ----------------------------------------

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1996         COMMISSION FILE NUMBER 0-26230

                           WESTERN POWER & EQUIPMENT CORP.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
         DELAWARE                                    91-1688446
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

  4601 NE 77TH AVE, SUITE 200, VANCOUVER, WA                      98662
--------------------------------------------                    ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (360)253-2346

Securities registered pursuant to Section 12(b) of the Act:
                                         None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.001 par value
                            -----------------------------
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                             -----      -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

    As of October 21, 1996: (a) 3,533,462 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,533,462 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $5,750,483 based on the closing sale price of $4.75 per share on October 21, 1996.

                                        PART I


ITEM 1.       BUSINESS

GENERAL

    Western Power & Equipment Corp., a Delaware corporation (the "Company"), is engaged in the sale, rental and servicing of light, medium-sized and heavy construction equipment, parts and related products which are manufactured principally by Case Corporation ("Case"). The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums and highway signs.

    The Company operates out of eighteen retail distribution facilities located in the States of Washington, Oregon, Nevada and in Northern California. The equipment distributed by the Company is furnished to contractors, governmental agencies and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other projects.

    The Company's strategy is to accelerate the growth of its distribution business in the future. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease and service additional lines of construction equipment and related products not manufactured by Case. See "Growth Strategy."

HISTORY AND ACQUISITIONS

    The Company was initially organized in August 1992, solely for the purpose of acquiring certain retail distribution facilities from Case. The Company became a wholly-owned subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition.

    Effective November 1, 1992, the Company completed the purchase from Case of certain assets used in connection with seven separate Case retail construction equipment distribution operations located in the cities of Portland, Salem and Springfield, Oregon; and in the cities of Spokane, Everett, Pasco, and Auburn, Washington. The purchase included approximately $32,669,000 of assets, including inventories of new and used Case construction equipment and spare parts, as well as ownership of the Case real estate used in the Auburn, Washington retail operation. The purchase price was paid $1,940,000 in cash, $10,749,000 in installment notes payable to Case and $19,980,000 through inventory floor planning dealer financing agreements with Case and its affiliates for the purchase of new equipment held for sale at the acquired retail operations.

    In September 1994, the Company purchased from Case certain assets used in connection with two additional Case retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California (the "1994 Acquisition"). The Company relocated its retail outlet in Fremont to Hayward, California in December 1994. The 1994 Acquisition included approximately $9,729,000 of various assets, including inventories of new and used Case construction equipment and service parts, as well as the real estate and buildings located in Sparks, Nevada. The purchase price was paid as follows:
(i) approximately $557,000 in cash; (ii) approximately $1,978,000 financed through installment notes bearing interest at a bank prime rate plus 2% and payable to Case over various periods through September 1996 for parts, used equipment, new allied equipment (non-Case manufactured items), shop tools and other assets; (iii) $2,175,000 in the form of the Sparks Real Estate Note due October 10, 1995; and (iv) approximately $5,019,000 for new Case manufactured equipment through secured inventory floor planning dealer


                                        -I-1-
financing with Case and its affiliates. The Sparks Real Estate Note was retired October 10, 1995 using proceeds from the initial public offering. The Company has financed the property with an institutional lender in the amount of $1,330,000, secured by the Sparks, Nevada real estate.


    Effective February 29, 1996, the Company acquired the assets and operations of two additional factory-owned stores of Case in the state of California. The acquisition was consummated for approximately $630,000 in cash, $1,590,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The accounts of these two stores have been included in the Company's accounts from the effective date of the acquisition.

    In addition, effective June 11, 1996, the Company acquired the assets and operations of GCS, Inc. ("GCS"), a California-based closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for highway maintenance. The acquisition was consummated for approximately $1,655,000 in cash.

GROWTH STRATEGY

    The Company's growth strategy focuses on acquiring additional existing distributorships, opening new locations and increasing sales at its existing locations.

    As opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located outside of the Pacific Northwest, Northern California and Nevada, as well as of dealers or distributors of industrial or construction equipment, and related parts, manufactured by companies other than Case.

    In addition to acquisitions, the Company plans to grow by opening new dealerships. The strategy in opening additional dealerships has been to test market areas by placing sales, parts and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

    The Company's third strategy for growth is to expand sales at its existing locations in three ways. First, the Company will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. The Company has already added to its inventories products produced by quality manufacturers such as Hamm, Waldon, TCM, Champion and Takeuchi, Tymco and Vactor. Second, the Company will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This growth will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, the Company plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing share of its revenues.

PRODUCTS

NEW CASE CONSTRUCTION EQUIPMENT.

    The construction equipment (the "Equipment") sold, rented and serviced by the Company generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a smaller machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small



                                        -I-2-
quantities of material--e.g., dirt and rocks-- around a job site). Selling prices for these units range from $15,000 to $350,000 per piece of Equipment.

    Under the terms of standard Case dealer agreements, the Company is an authorized Case dealer for sales of Equipment and related parts and services at locations in the states of Oregon, Washington and Nevada and in Northern California (the "Territory"). The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by the Company on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, the Company does not believe that Case would terminate its dealer agreements without good cause.

    The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for the Company's agreement to act as dealer, Case supplies to the Company items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Company's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangement currently provides the Company with interest free credit terms on new equipment purchases ranging from four to twelve months, after which interest commences to accrue monthly at a rate per annum equal to 2% over the prime rate of interest. The invoice price of each item of Equipment is payable at the earlier of the time of its sale by the Company or 12 months after the date of shipment to the Company by Case.

OTHER PRODUCTS.

    Although the principal products sold, leased and serviced by the Company are manufactured by Case, the Company also sells, rents and services equipment and sells related parts (e.g., tires, trailers and compaction equipment) manufactured by others. Approximately 25% of the Company's net sales for fiscal year 1996 resulted from sales, rental and servicing of products manufactured by companies other than Case.

    The Company's distribution business is generally divided into four categories of activity: (i) New Equipment sales and rentals, (ii) Used Equipment sales and rentals, (iii) Equipment servicing, and (iv) Parts sales.

NEW EQUIPMENT SALES AND RENTAL.

    At each of its distribution outlets, the Company maintains a fleet of various Equipment for sale or rental for periods ranging from one week to up to six months (customarily with purchase options at the end of the rental period). The Equipment purchased for each outlet is selected by the Company's marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends. Each distribution outlet has access to the Company's full inventory of Equipment.

    The Company's new Equipment rental business has historically been an adjunct to its new Equipment sales. To assist customers, any new Equipment can be rented generally for periods of up to six months and a portion of customer rental payments may be applied to the purchase price down payment.

    The Company provides only the standard manufacturer's limited warranty for new Equipment, generally a one-year parts and service repair warranty. Customers can purchase extended warranty contracts.

    The Company maintains a separate fleet of new Equipment that it generally holds solely for rental. Such Equipment is generally held in the rental fleet for 12 months and then sold as used Equipment with


                                        -I-3-
appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental
fleet as needed.   The rental charges vary, with different rates for different types of Equipment rented.

USED EQUIPMENT SALES AND RENTALS.

    The Company sells and rents used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, the Company's used Equipment is generally sold "as is" and without a warranty. Used Equipment is customarily rented only after available new Equipment has been rented. The rental charge for such used Equipment is equal to that of rented new Equipment. Used rental Equipment is first reconditioned by the Company prior to being offered for rent.

EQUIPMENT SERVICING.

    The Company operates a service center and yard at each retail outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from the Company. The Company employs approximately 100 manufacturer-trained service technicians who perform Equipment repair, preparation for sale and other servicing activities.
Equipment servicing is one of the higher profit margin businesses operated by the Company. The Company has expanded this business by hiring additional personnel and developing extended warranty contracts for Equipment service terms, and independently marketing such contracts to its customers. The Company services items and types of Equipment which include those that are neither sold by the Company nor manufactured by Case.

PARTS SALES.

    The Company purchases a large inventory of parts, principally from Case, for use in its Equipment service business, as well as for sale to other customers who are independent servicers of Case Equipment. Generally, parts purchases are made on standard net 30 day terms.

    The Company employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet. The majority of such orders are placed in person by walk-in customers. The Company provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90 day replacement guaranty.

SALES AND MARKETING

    The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 16,000 customers, with most being small business owners, none of which accounted for more than 5% of its total sales in the fiscal year ended July 31, 1996.


    For the fiscal year ended July 31, 1996, the revenue breakdown by source for the business operated by the Company was approximately as follows:

         New Equipment Sales      58%
         Used Equipment Sales     12%
         Rental Revenue            9%
         Parts Sales              17%
         Service Revenue           4%
                                   ----
                                  100%
                                   ----
                                   ----

    The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

    The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company has commenced acceptance of orders from customers for future delivery following manufacture by Case, during fiscal 1996 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

    All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. The Company employed 67 Equipment salespersons on July 31, 1996.

    On July 31, 1996, the Company employed 5 product support salespersons who sell the Company's parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

SUPPLIERS

    The Company purchases the majority of its inventory of equipment and parts from Case. No other supplier accounted for more than 5% of such inventory purchases during fiscal 1996. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

COMPETITION

    The Company competes with distributors of construction equipment and parts manufactured by companies other than Case on the basis of price, the product support (including technical service) that it provides to its customers, brand name recognition for its products, the accessibility and number of its distribution outlets, and the overall quality of the products that it sells.
The Company's management believes that it is able to effectively compete with distributors of products produced and distributed by such other manufacturers primarily on the basis of overall Case product quality, and the superior product support and other customer services provided by the Company.

    Case's two major competitors in the manufacture of full lines of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with Case Equipment and other Equipment distributed by the Company. These competitors and their product specialties include JCB Corporation--backhoes, Kobelco Corporation -- excavators, Dresser Industries -- light and medium duty bulldozers, Komatsu Corporation -- wheel loaders and crawler dozers, and Bobcat, Inc. -- skid steer loaders.


    The Company is currently the only Case dealer for construction equipment in the states of Washington and Nevada and in the Northern California area (other than Case-owned distribution outlets), and is one of two Case dealers in the State of Oregon. However, Case has the right to establish other dealerships in
the future in the same territories in which the Company operates.   In order to
maintain and improve its competitive position, revenues and profit margins, the Company plans to increase its sales of products produced by companies other than Case.

ENVIRONMENTAL STANDARDS AND GOVERNMENT REGULATION

    The Company's operations are subject to numerous rules and regulations at the federal, state and local levels which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, the Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the resultant financial liability to the Company. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of the Company's operations, or the effects of former occupants' past activities at the various sites at which the Company operates, will not have an adverse impact on the Company's operations.

    The Company is subject to federal environmental standards because in connection with its operations it handles and disposes of hazardous materials, and discharges sewer water in its equipment servicing operations. The Company's internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose
of hazardous waste.   Local rules and regulations also exist to govern the
discharge of waste water into sewer systems.

EMPLOYEES

    At July 31, 1996, the Company employed 298 full-time employees. Of that number, 24 are in corporate administration for the Company, 17 are involved in administration at the branch locations, 77 are employed in Equipment sales and rental, 63 are employed in parts sales, and 117 are employed in servicing construction equipment. The Company believes that its relations with its employees are satisfactory.

INSURANCE

    The Company currently has product liability insurance policies covering the Company with $500,000 limits for each occurrence and $1,000,000 in the aggregate under the general liability and products liability policies. The Company also has an umbrella liability insurance policy with an annual aggregate coverage limit of $10,000,000. The Company believes that its product liability insurance coverage is reasonable in amount and consists of such terms and conditions as are generally consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon the Company.


ITEM 2.  PROPERTIES

    The following table sets forth information as to each of the properties which the Company owns or leases:




                                                       Expiration                       Size/Square      Purchase
Location and Use                      Lessor            Date       Annual Rental           Feet           Options
----------------                      ------            ----       -------------           ----           -------

1745 N.E. Columbia Blvd.           Carlton O. Fisher,  12/31/2000    $54,000(1) plus   Approx. 4 Acres;        No
Portland, Oregon 97211             Nancy A. Harrison                 CPI adjustments   Building 17,622
(Retail sales, service, storage    & Jane G.                                           sq. ft.
and repair facilities)             Whitbread

1665 Silverton Road, N.E.          LaNoel Elston       7/10/98       $27,480(1)        Approx. 1 Acre;         No
Salem, Oregon 97303                Myers Living Trust                                  Buildings 14,860
(Retail sales, service, storage                                                        sq. ft.
and repair facilities)

1702 North 28th Street             McKay Investment    6/14/2001     $69,000(1)        Approx. 5 Acres;        No
Springfield, Oregon 97477          Company                                             Building 17,024
(Retail sales, service, storage                                                        sq. ft.
 and repair facilities)

West 7916 Sunset Hwy.              Case Corporation    9/30/98       $58,404(1)        Approx. 5 Acres;        No
Spokane, Washington 99204                                                              Building 19,200
(Retail sales, service, storage                                                        sq. ft.
and repair facilities)

3217 Hewitt Avenue                 Dick Calkins        3/31/97       $40,320(1)        Approx. 2.5             No
Everett, Washington 98201                                                              Acres; Building
(Retail sales, service, storage                                                        12,483 sq. ft.
and repair facilities)

1901 Frontier Loop                 The Landon Group    Month to      $29,625(1)        Approx. 7 Acres;        No
Pasco, Washington 99301                                Month                           Building 14,200
(Retail sales, service, storage                                                        sq. ft.
and repair facilities)

13184 Wheeler Road, N.E.           Maiers Industrial   Month to      $38,400(1)        Approx. 10              No
Building 4                         Park                Month                           Acres; Building
Moses Lake, Washington 98837                                                           13,680 sq. ft.
(Retail sales, service, storage
and repair facilities)

63291 Nels Anderson Road           B&K Management      10/31/98      $27,600(1)        Approx. 3,600           No
Bend, Oregon 97701                 Corp.                                               sq. ft.
(Retail sales, service, storage
and repair facilities)

4601 N.E. 77th Avenue              Parkway Limited     2/15/99       $93,456           6,100 sq. ft.           No
Suite 200                          Partnership
Vancouver, Washington 98662
(Executive Offices)


--------------------
(1) Net lease with payment of insurance, property taxes and maintenance costs by Company.


                                                       Expiration                       Size/Square      Purchase
Location and Use                      Lessor            Date       Annual Rental           Feet           Options
----------------                      ------            ----       -------------           ----           -------
2702 W. Valley Hwy No.             Avalon Island LLC   11/30/2015    $204,000(1)       Approx. 8 Acres;       No
Auburn, Washington 98001                                                               Building 33,000
(Retail sales, service, storage                                                        sq. ft.
and repair facilities)

13 West Washington Avenue          Bob and Pat         1/14/97       $12,000(1)        Approx. 15,600         No
Yakima, Washington 98903           Schneider                                           sq. ft.;
(Retail sales, service, storage                                                        Building 4,320
and repair facilities)                                                                 sq. ft.

2112 Wildwood Way                  James Ghia          5/31/98       $18,720           Approx. 1 Acre;        No
Elko, Nevada 89431                                                                     Building 3,000
(Retail sales, service, storage                                                        sq. ft.
and repair facilities)

1455 Glendale Ave.                 Owned               N/A           N/A               Approx. 5 acres;      N/A
Sparks, Nevada 89431                                                                   Building 22,475
(Retail sales, service, storage                                                        sq. ft.
and repair facilities)

25886 Clawiter Road                Fred Kewel II,      11/30/99      $96,000(1)        Approx. 2.8            No
Hayward, California 94545          Agency                                              acres; Building
(Retail sales, service, storage                                                        21,580 sq. ft.
and repair facility)

3540 D Regional Parkway            Soiland             2/28/98       $35,400(1) plus   5,140 sq. ft.          No
Santa Rosa, California  95403                                        CPI adjustments
(Retail sales, service, storage
and repair facility)

1751 Bell Avenue                   McLain-Rubin        3/1/2016      $168,000(2)       Approx. 8 Acres;       No
Sacramento, California 95838       Realty Group                                        Buildings 35,941
(Retail sales, service, storage                                                        sq. ft.
and repair facility

1041 S. Pershing Avenue            Raymond Investment  3/14/2001     $36,000(1)        Approx. 2 Acres;       No
Stockton, California 95206         Corp.                                               Buildings 5,000
(Retail sales, service, storage                                                        sq. ft.
and repair facility)

1126 E. Truslow Avenue             D. June Brecht,    6/30/97       $22,524(1)         Building 4,800         No
Fullerton, California  92631       Glen Brecht and                                     sq. ft.
(Retail sales, service, storage    Marshal Brecht
and repair facility)


--------------------
(1) Net lease with payment of insurance, property taxes and maintenance costs by Company.

(2) Net lease with payment of insurance, property taxes, and maintenance costs, including structural repairs, by Company.

                                                       Expiration                       Size/Square      Purchase
Location and Use                      Lessor            Date       Annual Rental           Feet           Options
----------------                      ------            ----       -------------           ----           -------

672 Brunken Avenue                 R. Jay De Serpa,    7/31/98       $28,800(1)        4,000 sq. ft.           No
Salinas, CA  93301                 Ltd.
(Retail sales, service, storage
and repair facility)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



    The Company's operating facilities are separated into six "hub" outlets and twelve "sub-stores". The hub stores are the main distribution centers located in Auburn and Spokane, Washington, Portland, Oregon, Sparks, Nevada, Hayward, California, and Sacramento, California, and the sub-stores are the smaller retail facilities located in Everett, Pasco, Moses Lake and Yakima, Washington; Salem, Springfield and Bend, Oregon; Santa Rosa, Stockton, Fullerton and Salinas, California; and Elko, Nevada.

    All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.


ITEM 3.  LEGAL PROCEEDINGS

Except for other ordinary, routine proceedings incidental to its business, there are no pending legal proceedings to which the Company or any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


--------------------
(1) Net lease with payment of insurance, property taxes and maintenance costs by Company


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On June 14, 1995, the Company completed an initial public offering of 1,300,000 shares of common stock at $6.50 per share. In addition, on July 28, 1995, the underwriter exercised its overallotment option for an additional 195,000 shares. The net proceeds of the offering were $7,801,000 including $1,102,000 from the exercise of the overallotment option which was received in cash subsequent to July 31, 1995. The Company's stock is traded on the NASDAQ National Market System.

    The high and low closing prices for the Company's common stock by fiscal quarter for the period June 14, 1995 through July 31, 1996 were as follows:

                                                           High      Low
                                                           ------    -----
June 14, 1995 through July 31, 1995                        $7.375    $5.75

1ST QUARTER - August 1, 1995 through October 31, 1995      $6.625    $4.00

2ND QUARTER - November 1, 1995 through January 31, 1996    $5.00     $3.875

3RD QUARTER - February 1, 1996 through April 30, 1996      $5.675    $4.00

4TH QUARTER - May 1, 1996 through July 31, 1996            $6.25     $4.375

    The number of shareholders of record of the Company's Common Stock on October 21, 1996 was 33, and the number of beneficial holders of the Company's Common Stock is estimated by management to be over 1,300 holders.

    The Company has never paid cash dividends on its Common Stock and it does not anticipate that it will pay cash dividends or alter its dividend policy in the foreseeable future. The payment of dividends by the Company on its Common Stock will depend on its earnings and financial condition, and such other factors as the Board of Directors of the Company may consider relevant. The Company currently intends to retain its earnings to assist in financing the development of its business.


ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the financial statements of the Company, which have been audited by Price Waterhouse LLP, independent accountants. Effective November 1, 1992, the Company completed the acquisition from Case of certain assets used in connection with seven separate Case retail construction equipment distributorships located in the states of Washington and Oregon. The selected financial data of the Company for the ten months ended October 31, 1992 consist solely of the operations of the seven retail distribution facilities formerly owned by Case, and have been derived from the books and records of Case.

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                PREDECESSOR
                                                      THE COMPANY                   COMPANY

                                           ---------------------------------------------------------------------

                                                                                         TEN
                                                                                      MONTHS
                                            FISCAL YEARS ENDED                         ENDED
                                                 JULY 31,                         OCTOBER 31,
                                          ----------------------------------------------------------------------
                                         1996     1995       1994    1993**           1992*
                                          ----     ----       ----    ------           -----
Net sales                              $106,555  $86,172   $67,370   $30,386        $39,069
Gross profit                           $ 12,649  $10,028   $ 8,231   $ 4,053        $ 8,304
    (% of sales)                           11.9     11.6      12.2      13.3           21.3
Selling, general and administrative    $  7,827  $ 6,078   $ 5,295   $ 3,132        $ 5,793
    (% of sales)                            7.3      7.1       7.9      10.3           14.8
Income before income taxes             $  3,363  $ 2,602   $ 2,084   $   700        $ 1,699
    (% of sales)                            3.2      3.0       3.1       2.3            4.3
Tax rate (%)                                 38       38        27        24             37
Net income                             $  2,079  $ 1,613   $ 1,520   $   531        $ 1,068
Net income per common share            $    .58  $   .74   $   .75   $   .26              -
Shares used in net income per share
    calculations                          3,585    2,192     2,038     2,038              -

----------------------------------------------------------------------------------------------------------------

Working capital                        $ 15,326  $10,883   $ 3,957   $ 4,643        $ 1,275
Long-term debt                         $  2,924  $    47   $    99   $ 2,714        $     -
Stockholders' equity                   $ 21,794  $19,715   $10,051   $ 8,531        $ 3,877
Total assets                           $ 85,290  $67,192   $46,040   $42,383        $32,634
----------------------------------------------------------------------------------------------------------------



*   Ten months ended October 31, 1992.
**  Nine months ended July 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report.

GENERAL

    Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective September 10, 1994, the Company also purchased from Case two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case as further described in Note 2 to the Consolidated Financial Statements. The opening of a Stockton, California outlet was completed in March 1996. In June 1996 the Company completed the acquisition of GCS, Inc. bringing the total number of distribution outlets owned and operated by the Company to 18. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

RESULTS OF OPERATIONS

FISCAL YEAR 1996, AS COMPARED WITH FISCAL YEAR 1995

    The Company reported net sales for fiscal 1996 of $106,555,000 which is an increase of 24 percent over net sales of $86,172,000 for fiscal 1995. Same store revenues increased 13.8 percent over the prior year results reflecting a continuation of generally good economic conditions, increased market acceptance of our products, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to our product offerings.

    Cost of goods sold as a percentage of sales was 88.1 percent during fiscal 1996 which is consistent with the prior year results. Management has placed a high priority on improving overall gross margins by working to increase higher margin service and parts revenues and by obtaining higher prices for new equipment.

    Selling, general and administrative expenses were $7,827,000 or 7.3 percent of sales for fiscal 1996 compared to $6,078,000 or 7.1 percent of sales for fiscal 1995. The increase in selling, general and administrative expenses as a percent of sales resulted mainly from administrative costs associated with the acquisition and integration of the Sacramento Case operations and the GCS operations.

    The $747,000 increase in interest expense for fiscal 1996 is attributable to an increasing balance of inventory purchased under the Company's various floor plan lines of credit to stock the new outlets, an increase in inventory dedicated to rental from approximately $5,000,000 in fiscal 1995 to more than $12,000,000 in fiscal 1996, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units--wheel loaders and excavators--remains at six to eight months, the terms on Case's smaller units were shortened from six months to four months interest free. For the first time, Case is also granting a 4% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was able to take advantage of the cash discounts for some of its purchases in fiscal 1996, which had an immediate effect on interest expense. The




                                        -II-3-
interest free floor planning period was not utilized, however. Nevertheless, Management believes that the positive impact of the discounted cost as these units are sold will more than offset the increased interest expense.

FISCAL YEAR 1995, AS COMPARED WITH FISCAL YEAR 1994

    The Company reported net sales for fiscal 1995 of $86,172,000 which is an increase of 28 percent over net sales of $67,370,000 for fiscal 1994. Included in the fiscal 1995 amount are revenues of approximately $15,000,000 related to the acquisition of the Sparks, Nevada and Hayward, California stores and the opening of the Santa Rosa, California store. Same store revenues increased 5.6 percent over the prior year results reflecting a continuation of generally good economic conditions, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to our product offerings.

    Cost of goods sold as a percentage of sales was 88.4 percent during fiscal 1995 which is consistent with the prior year results. Management has placed a high priority on improving overall gross margins by increasing higher margin service and parts revenues and by obtaining higher prices for new equipment.

    Selling, general and administrative expenses were $6,078,000 or 7.1 percent of sales for fiscal 1995 compared to $5,295,000 or 7.9 percent of sales for fiscal 1994. The decrease in selling, general and administrative expenses as a percent of sales reflects the spreading of fixed overhead costs over an increased revenue base which was partially offset by $108,000 in certain one-time administrative costs associated with the integration of the Sparks, Nevada and Hayward, California outlets.

    The $296,000 increase in interest expense for fiscal 1995 is attributable to an increasing balance of inventory purchased under the Company's various floor plan lines of credit to stock our new outlets, and to increasing interest rates in general.

FISCAL YEAR 1994, AS COMPARED WITH FISCAL YEAR 1993

    The Company reported sales of $67,370,000 for fiscal 1994 which was an increase of approximately $36,984,000, or 122 percent over net sales of $30,386,000 for the nine month period ended July 31, 1993. This substantial increase in revenues resulted from a generally good economy, low interest rates, an increase in housing starts and three more months of operations than were included in fiscal 1993 revenues. In addition, the Company made a deliberate effort to increase its market share, opened three new retail locations, sold multiple units of Case equipment to local equipment rental companies, filled all new Case equipment inventory needs throughout the year, and added several new equipment product lines produced by manufacturers other than Case.

    Cost of goods sold was approximately 87.8 percent of net sales during the 1994 fiscal year, which is consistent with the prior fiscal year. Management's efforts to use its purchasing power to negotiate better prices and terms for parts, reduce or eliminate customer discounts, and other management initiatives were offset by lower margins on new equipment sales; resulting from the Company's stated goal of achieving increased market share.

    Selling, general and administrative expenses decreased from 10.3 percent of net sales in fiscal 1993 to 7.9 percent of net sales in fiscal 1994 as variable administrative expenses increased at a slower rate than revenues.

    Interest expense for fiscal 1994 was $795,000 compared to $295,000 on an annualized basis for fiscal year 1993. This increase in interest expense reflects the expiration in fiscal 1994 of the interest-free terms granted by Case in connection with the acquisition of the seven stores, as well as the higher inventory levels and floor plan debt required to support the increase in net sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, the Company's primary sources of external liquidity were contributions to the Company by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells and Seattle-First National Bank ("Seafirst Bank"). In addition, in fiscal 1995, the Company completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering have been utilized to repay amounts due to AUGI and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from four to twelve months after which interest commences to accrue monthly at rates ranging from two percent to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1996, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $40,012,000.

In order to take advantage of the 4 percent cash discount offered by Case under its new Focus 2000 program, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On July 31, 1996, approximately $14,352,000 was outstanding under such line of credit, the principal of which bears interest at
 .25 percent over the bank's prime rate and is subject to annual review and renewal on June 1, 1997.

Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from their sale or rental, including accounts receivable thereto.

On October 19, 1995, the Company entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, the Company sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Note 9 to the accompanying Consolidated Financial Statements for more information.

Effective February 17, 1996, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The acquisition was consummated for approximately $630,000 in cash, $3,090,000 in installment notes payable to Case and the assumption of $3,965,000 in inventory floor plan debt with Case and its affiliates. The acquisition has been accounted for as a purchase.

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Notes 3 and 9 to the accompanying Consolidated Financial Statements for more information.

On October 10, 1995, using proceeds from the Company's initial public offering, the Company retired the $2,175,000 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996, the Company consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330,000, secured by the Sparks, Nevada real estate. The agreement calls for principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

On June 11, 1996, the Company acquired the operating assets of GCS, Inc. ("GCS"), a California-based, closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. The Company will operate the GCS business from an existing location in Fullerton, California and from the Company's existing facility in Sacramento, California. The purchase price for the GCS assets was $1,655,000. This transaction is being accounted for as a purchase.

During the year ended July 31, 1996, cash and cash equivalents decreased by $1,344,000 primarily due to the purchase of GCS for cash in June 1996. The Company had positive cash flow from operating activities during the year of $3,074,000 reflecting net income for the year after adding back depreciation and amortization. The proceeds from the Auburn facility sale leaseback transaction were sufficient to retire the related note payable to Case. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets.

The Company's cash and cash equivalents of $2,721,000 as of July 31, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with several financing institutions to expand the credit available to the Company.

EFFECTS OF INFLATION AND INTEREST RATES

    All of the products and services provided by the Company are either capital equipment or included in capital equipment, which are used in the construction industry. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affects demand for the construction equipment sold and rented by the Company.

DIVIDEND POLICY

    The Company has never paid cash dividends on its Common Stock and it does not anticipate that it will pay cash dividends or alter its dividend policy in the foreseeable future. The payment of dividends by the Company on its Common Stock will depend on its earnings and financial condition, and such other factors as the Board of Directors of the Company may consider relevant. The Company currently intends to retain its earnings to assist in financing the growth of its business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and financial schedule are attached to this Report on Form 10-K following Part IV, Item 14:


    Consolidated Statements of Operations for
     the years ended July 31, 1996, 1995, and 1994..........................F-1
    Consolidated Balance Sheets as of
     July 31, 1996 and 1995.................................................F-2
    Consolidated Statements of Stockholders'
     Equity for the years ended July 31, 1996, 1995
      and 1994..............................................................F-3
    Consolidated Statements of Cash Flows for
     the years ended July 31, 1996, 1995 and 1994...........................F-4
    Notes to Consolidated Financial Statements..............................F-5
    Report of Independent Accountants......................................F-15

Financial Statement Schedule:

    Report of Independent Accountants - Financial Statement Schedule.......F-16
    Schedule II - Valuation and Qualifying Accounts........................F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth information with respect to directors, nominees for directors, executive officers and significant employees of the Company as of October 21, 1995. There are no pending legal proceedings to which any director or executive officer of the Company is a party adverse to the Company.

    NAME                 AGE                POSITION
    ----                 ---                --------

Robert M. Rubin          56      Chairman of the Board of
                                 Directors; Nominee for Director

C. Dean McLain           43      President, Chief Executive
                                 Officer and Director; Nominee
                                 for Director

Thomas D. Berkompas      35      Vice President - Finance, Chief
                                 Financial Officer and Secretary

Harold Chapman, Jr.      35      Director; Nominee for Director

James H. Penland         67      Director; Nominee for Director

    Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

    ROBERT M. RUBIN. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since November 20, 1992. Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of the Company. In addition, between October 1990 and January 1, 1994, Mr. Rubin served as Chairman and Chief Executive Officer of American United Global, Inc. ("AUGI"). From January 19, 1996 through the present, Mr. Rubin has again served as Chief Executive Officer of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board, Chief Executive Officer and a stockholder of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also Chairman of the Board and a minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin is also a director and a minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems; Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products; Help at Home, Inc., a public company which provides home health care personnel; Arzan International (1991) Ltd.; and Kay Kotts Associates, Inc., a public company engaged in providing tax preparation and assistance service.

    C. DEAN MCLAIN. Mr. McLain has served as President, Chief Executive Officer and a director of the Company since March 7, 1993. From March 1, 1993 through June 13, 1995, Mr. McLain served as Executive Vice President of AUGI. Mr. McLain has served on the Board of Directors of AUGI since March 7, 1994. From 1989 to 1993, Mr. McLain served as Manager of privatization of Case Corporation. From 1985



                                       -III-1-
to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain was awarded a B.S. degree in Business and Economics and a Master of Business Administration degree by West Texas State University.

    THOMAS D. BERKOMPAS. Mr. Berkompas joined the Company in June 1993 as Vice President, Finance and Chief Financial Officer. From July 1983 to June 1993, he was employed at Price Waterhouse, LLP, where he worked with established and emerging growth companies and attained the level of Senior Audit Manager. Mr. Berkompas is a certified public accountant and received his B.A. degree in Business Economics from Calvin College.

    JAMES H. PENLAND. Until his retirement in 1993, Mr. Penland had spent forty-four years in the construction and agricultural equipment business. He was associated with International Harvester Corporation for approximately 36 years, and for the eight years prior to his retirement was associated in various managerial capacities with Case Corporation. He joined the Company's Board of Directors in March 1995.

    HAROLD CHAPMAN, JR. Mr. Chapman joined the Company's Board of Directors in July 1995. Mr. Chapman is a partner in and general manager of Crown Power and Equipment Co., a multi-line equipment distributor based in Columbia, Missouri. Prior to joining Crown Power and Equipment in 1992, Mr. Chapman was in retail management with Case Corporation for 10 years.


                                       -III-2-

ITEM  11.     EXECUTIVE COMPENSATION

    The following table sets forth the amount of all compensation paid by the Company for services rendered during the fiscal years ended July 31, 1996, 1995 and 1994 for the Company's Chief Executive Officer and to each of the Company's most highly compensated executive officers whose total salary and bonus compensation exceeded $100,000.

                                    SUMMARY COMPENSATION TABLE

                                                                                    Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                     Awards                  Payouts
                               -----------------------------------------------------------------------------
                                                                Other                                          All Other
                                                                Annual    Restricted                           Compen-
Name and Principal                                              Compen-   Stock          Options/  LTIP        sation
Position                     Year       Salary        Bonus     sation    Awards         SARs(#)   Payouts
--------------------------------------------------------------------------------------------------------------------------
Robert M. Rubin              1996      $150,000       $50,000   $  0      $   0          150,000     $   0      $   0
Chairman and Director(1)     1995      $ 75,000       $25,000   $  0      $   0            0         $   0      $   0
                             1994      $ 62,500       $34,800   $  0      $   0            0         $   0      $   0

C. Dean McLain               1996      $250,000       $84,868   $  0      $   0          300,000*    $   0      $   0
Executive Vice               1995      $170,709       $75,000   $  0      $   0          150,000     $   0      $   0
President and Director;      1994      $144,835       $30,000   $  0      $   0            0         $   0      $   0
President and CEO of
Western(2)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

___________________

* Reflects the repricing of options to acquire 150,000 shares and the original issuance of options to acquire 150,000 shares.

(1) The foregoing annual compensation amounts represent 50% of the $125,000 in annual cash salary paid to Mr. Rubin by AUGI and its subsidiaries, including the Company, in fiscal 1994 and 50% of the $150,000 in annual cash salary paid to Mr. Rubin by AUGI and its subsidiaries, including the Company, in fiscal 1995, and 50% of the $50,000 and $69,600 annual bonuses payable to Mr. Rubin under the terms of his employment agreement with AUGI during fiscal 1995 and 1994, respectively. The Company entered into a separate employment agreement with Mr. Rubin, effective June 14, 1995 and expiring July 31, 1998, pursuant to which Mr. Rubin is paid a base salary of $150,000 plus an annual bonus. See "Compensation Committee Interlocks and Insider Participation" and "Employment and Incentive Compensation Agreements" below.

(2)      Mr. McLain joined the Company in March 1993, when he became its Chief
    Executive Officer.   On March 1, 1993, July 31, 1994 and July 31, 1995, Mr.
    McLain was permitted to and did purchase from AUGI 8,000, 6,000 and 6,000 shares of AUGI's common stock, respectively, at a price of $.01 per share. On March 1, 1993, on August 1, 1994 and on August 1, 1995, the closing prices for a share of AUGI's common stock as reported by NASDAQ was $5.75, $4.0625 and $4.875, respectively. In addition, $38,095 was paid by AUGI to Mr. McLain during fiscal 1993 pursuant to the terms of his employment agreement dated February 12, 1993, as reimbursement for certain expenses that he incurred in connection with his move to Washington State, and the sale of his former residence, in order to permit his assuming his employment duties. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commences at $250,000 for fiscal 1996, and rises to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. See "Compensation Committee Interlocks and Insider Participation" and "Employment and Incentive Compensation Agreements" below.


                                       -III-3-

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors (the "Compensation Committee") was established in March 1995 and currently consists of Harold Chapman and James Penland. Mr. Penland has been a member of the Compensation Committee since its inception; Mr. Chapman was made a member of the Compensation Committee in September 1995. Mr. Rubin, an earlier member of the Compensation Committee, resigned during fiscal 1996. During the last fiscal year, other than Messrs. Rubin and McLain, who are officers and directors of the Company, no officers or employees of the Company participated in compensation decisions relating to executive officers of the Company. All compensation decisions for the Company were made by the full Board of Directors. Mr. Rubin's annual compensation identified in the Summary Compensation Table was provided for under his employment agreement with AUGI and his subsequent separate employment agreement with the Company which was entered into effective June 14, 1995 and which was approved by a vote of the Company's Board of Directors. Mr. McLain's annual compensation is provided for under his employment contract with the Company which was entered into as of August 1, 1995, and his amended and restated employment agreement that was effective August 1, 1995. Both agreements were approved by the Company's Board of Directors. See "Employment and Incentive Compensation Agreements" below.

    Other than participation in the Company's "Non-Management Directors Stock Option Plan" (see, "Non-Management Directors Stock Option Plan," below) no director of the Company receives any directors fees for attendance at Board meetings, other than Messrs. Penland and Chapman who each receive a fee of $500 per meeting. All directors are entitled to receive reimbursement for actual expenses of such attendance.

    The Company's Audit Committee of the Board of Directors consists of C. Dean McLain, Harold Chapman and James Penland. No executive officers or directors of any other publicly held companies serve on the Company's Compensation Committee, other than Robert M. Rubin, who is a director and member of the compensation committee of AUGI, and Dean McLain, who is a director of AUGI.

COMPENSATION POLICY AND OTHER COMPENSATION

    During the fiscal year ended July 31, 1996, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

    The Board of Directors of the Company has decided that the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness, and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, is to enter into employment agreements with its senior executive officers. Messrs. Rubin and McLain are each under contract with the Company. This has enabled the Board to concentrate on the negotiation of particular employment contracts rather than on the formulation of more general compensation policies for all management and other personnel. The Company believes that its compensation levels as to all of its employees are comparable to, if not generally lower than, industry standards. See "Employment and Incentive Compensation Agreements".

    In setting levels of compensation under such employment contracts, and in approving management's compensation of all other Company employees, the Board of Directors has evaluated the Company's overall performance, the contribution of particular individuals to Company performance and industry compensation standards.

    The Company has adopted a policy of compensating non-employee Directors at the rate of $500 per meeting (plus reasonable out-of-pocket expenses in a manner consistent with past practice) for attendance at meetings of the Company's Board of Directors, as well as with participation in the Company's Non-management Directors Stock Option Plan. At this time, Harold Chapman, Jr. and James Penland are the only directors eligible to be compensated pursuant to this policy.


                                       -III-4-

EMPLOYMENT AND INCENTIVE COMPENSATION AGREEMENTS

    Upon completion of the Company's 1995 initial public offering (the "Offering"), the Company entered into a separate employment agreement with Mr. Rubin, effective as of June 13, 1995 and expiring July 31, 1998. Pursuant to such agreement, Mr. Rubin will serve as Chairman of the Board of the Company and shall receive an annual base salary of $150,000, payable at the rate of $12,500 per month from the effective date of such agreement. In addition to his base annual salary, Mr. Rubin shall be entitled to receive an annual bonus equal to $50,000 per annum, payable only in the event that the "consolidated pre-tax income" of the Company (as defined) shall be in excess of $3,000,000 for the fiscal year ending July 31, 1996, $3,500,000 for the fiscal year ending July 31, 1997, and $4,000,000 for the fiscal year ending July 31, 1998, respectively. Under the terms of his employment agreement with the Company, Mr. Rubin is only obligated to devote a portion of his business and professional time to the Company (estimated at approximately 20%). The term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of the Company subsequently created or acquired, before income taxes and gains or losses from disposition or purchases of assets or other extraordinary items. Mr. Rubin received a $50,000 bonus for the Company's 1996 fiscal year under the terms of his employment agreement. In March 1996, Mr. Rubin received options to acquire 150,000 shares of Common Stock, exercisable at $4.50 per share and vesting 50% on each of the first and second anniversaries of the date of grant.

    Effective as of August 1, 1995, Mr. McLain's employment agreement with AUGI was terminated and he entered into an amended employment agreement with the Company, expiring July 31, 2005. Pursuant to such agreement, Mr. McLain serves as President and Chief Executive Officer of the Company and will receive an annual base salary, payable monthly, of $250,000 through the end of fiscal 1996, $265,000 per annum in fiscal 1997, $280,000 per annum in fiscal 1998, $290,000
per annum in fiscal 1999, and $300,000 per annum in fiscal 2000.   For each of
the fiscal years ending 2001, 2002, 2003, 2004 and 2005, inclusive, Mr. McLain's base salary shall be determined by the Compensation Committee and ratified by the full Board of Directors. Such base salary in each of the five fiscal years from 2001 through 2005 shall not be less than the annual base salary in effect in the immediately preceding fiscal year, plus a cost of living adjustment. In addition, Mr. McLain will be entitled to receive bonus payments in each of the five fiscal years ending 1996 through 2000, inclusive, equal to 5% of the consolidated pre-tax income in excess of $1,750,000 in each such fiscal year (the "Incentive Bonus"); provided, that the maximum amount of the Incentive Bonus payable by the Company to Mr. McLain shall not exceed $150,000 in any such fiscal year, without regard to the amount by which the Company's consolidated pre-tax income shall exceed $1,750,000 in any of such fiscal years. Mr. McLain received a $84,868 bonus for the Company's 1996 fiscal year under the terms of his employment agreement. For each of the fiscal years ending 2001 through 2005, Mr. McLain's Incentive Bonus shall be determined by the Compensation Committee and ratified by the full Board of Directors. The maximum annual Incentive Bonus which Mr. McLain shall be entitled to receive during each of the fiscal years ending 2001 through 2005 shall not be less than $150,000. As used in Mr. McLain's employment agreement, the term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of the Company subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

    Under the terms of his amended employment agreement, Mr. McLain received options to acquire 150,000 shares of Company common stock, exercisable at $6.50 per share, awarded to him under the Company's 1995 Stock Option Plan. Such exercise price was the closing sale price of the Company's common stock on August 1, 1995 as reported by NASDAQ. On December 28, 1995, all 300,000 options previously granted to Mr. McLain under the Plan were repriced, such that all of his existing options were terminated and he was granted 300,000 new options under the Plan exercisable at $4.50 per share. All of such options vested in full in July 1996. See, "Repricing of Stock Options."

    Under the terms of his employment agreement, Mr. McLain is also entitled to receive options to purchase 75,000 additional shares of Company Common Stock under the Plan with respect to the Company's fiscal year ending July 31, 1998, at the market price per share of Common Stock on July 31,


                                       -III-5-

1998, in the event that the accumulated consolidated pre-tax income of the Company for the three consecutive fiscal years ending 1996, 1997 and 1998 shall equal or exceed $9,000,000. Mr. McLain shall also be entitled to receive options to purchase 50,000 additional shares of Company Common Stock under the Plan with respect to the Company's fiscal year ending July 31, 2000 in the event that the accumulated consolidated pre-tax income of the Company for the two consecutive fiscal years ending 1999 and 2000 shall equal or exceed $7,000,000.

    In the event that the Company does not meet the accumulated consolidated pre-tax income levels described above, Mr. McLain shall still be entitled to receive options to purchase 125,000 shares under the Plan (minus any options granted with respect to the fiscal years ending in 1998 and 2000), exercisable at the market price per share on July 31, 2000, should the accumulated consolidated pre-tax income of the Company for the five fiscal years ending 1996 through 2000 equal or exceed $16,000,000. In the event such additional incentive stock options become available to him, Mr. McLain may exercise such options beginning August 1, 1996 and ending July 31, 2005. Mr. McLain's employment agreement also provides for fringe benefits as are customary for senior executive officers in the industry in which the Company operates, including medical coverage, excess life insurance benefits, and use of an automobile supplied by the Company in addition to a $500 per month auto allowance, the aggregate value of which is estimated at approximately $20,000 per year.

STOCK OPTIONS

                      OPTION GRANTS IN FISCAL YEAR 1996

The following table identifies individual grants of stock options made during the last completed fiscal year to the executive officers named in the Summary Compensation Table:




REALIZABLE                                                                    VALUE AT
ANNUAL                                                                        ASSUMED
STOCK                                                                         RATES OF
APPRECIATION                    INDIVIDUAL GRANTS                             PRICE
OPTION TERM                                                                   FOR
--------------------------------------------------------------------------------------------------------------------------
    (a)              (b)        (c)          (d)         (e)          (f)          (g)

                               % of
                               Total
                              Options/
                                SARs      Exercise
                   Options    Granted        of
                    /SARs        to         Base
                    Grante    Employees     Price
                      d       in FISCAL               Expiration
    Name             (#)        YEAR       (S/Sh)        Date        5% ($)        10%($)
    ----           -------      ----       ------     ----------     ------        ------
 C. Dean McLain    300,000      60%         $4.50        12/05      $849,008     $2,151,552

 Robert M. Rubin   150,000      30%         $4.50         3/06      $424,504     $1,075,776



                                       -III-6-

The following table provides information concerning the exercise of stock options during the last completed fiscal year by each executive officer named in the Summary Compensation Table, and the fiscal year-end value of unexercised options held by each such person.


    AGGREGATED OPTION/SAR EXERCISED
    IN LAST FISCAL YEAR AND FISCAL
    YEAR-END OPTION/SAR VALUES


    (a)              (b)         (c)             (d)                  (e)

                    Shares                     Number of             Value of
                   Acquired                   Unexercised       Unexercised In-the-
                      on         Value      Options/SARs at     Money Options/SARs
                   Exercise     Realized    Fiscal Year-End     at Fiscal Year-End
   Name              (#)         ($)              (#)                 ($)
   ----            --------     ------      ---------------     ------------------
                                              EXERCISABLE/         EXERCISABLE/
                                             UNEXERCISABLE         UNEXERCISABLE

C. Dean McLain        (0)         (0)           300,000/0              $862,500/0


Robert M. Rubin       (0)         (0)           0/150,000              0/$431,250

_________________________________________




NON-MANAGEMENT DIRECTORS STOCK OPTION PLAN

    On December 28, 1995, the Company adopted a Non-Management Directors Stock Option Plan for the purpose of compensating all of the Company's outside directors for their annual service on the Company's Board of Directors (the "Formula Plan"). Under the terms of the Formula Plan, the Company automatically grants to each non-management director five-year options to acquire 2,500 shares of the Company's Common Stock on February 1, 1996 and on each succeeding August 1 upon which the non-management director is a member of the Company's Board of Directors. Options granted under the Formula Plan are exercisable at the market price of a share of Company Common Stock on the date of option grant. The Formula Plan terminates on December 31, 2000, and a maximum of 50,000 shares of Company Common Stock are available for the granting of options under the plan. The Formula Plan was adopted by the Board and is subject to stockholder approval, without which the Formula Plan itself and the options granted thereunder are not effective. The Company intends to present the Formula Plan for stockholder approval at the Company's 1996 Annual Stockholders Meeting.



                                       -III-7-

REPRICIING OF STOCK OPTIONS



                                  TEN-YEAR OPTION
                                   REPRICINGS

                   __________________________________________


                                                                                    LENGTH OF
                       NUMBER OF       MARKET                                        ORIGINAL
                       SECURITIES     PRICE OF        EXERCISE                      OPTION TERM
                      UNDER-LYING     STOCK AT      PRICE AT TIME                   REMAINING AT
                      OPTIONS/SARs     TIME OF       OF REPRICING      NEW            DATE OF
                      REPRICED OR    REPRICING OF         OR         EXERCISE       REPRICING OF
                        AMENDED       AMENDMENT       AMENDMENT       PRICE          AMENDMENT
NAME       DATE           (#)           ($)              ($)           ($)              ($)
(a)        (b)            (c)           (d)              (e)           (f)              (g)
C. Dean  12/28/95     150,000        $4.50          $6.50            $4.50          9.5 years
McLain                common
                      shares

C. Dean  12/28/95     150,000        $4.50          $6.50            $4.50          4.5 years
McLain                common
                      shares



    On December 28, 1995, all outstanding options to acquire 350,000 shares of Company Common Stock granted under the Company's 1995 Stock Option Plan were priced. Options to acquire 200,000 shares of Common Stock (150,000 options to Mr. McLain) were originally granted under the Plan in March 1995 at an exercise price of $8.00 per share, prior to consummation of the Offering. In May 1995, all of such options were repriced to provide for an exercise price of $6.50 per share, the anticipated public offering price of the shares to be sold in the Offering. In December 1995, the full Board of Directors acted to reprice all outstanding options granted under the Plan, which were exercisable at $6.50 per share to acquire an aggregate of 350,000 shares of Common Stock. All such repriced options were granted at an exercise price of $4.50 per share, the fair market value of a share of the Common Stock on the date of repricing.

    The Board of Directors effected the repricing in May 1995 in order to permit option holders to receive options at the anticipated public offering price for the shares, which Offering was consummated at $6.50 per share subsequent to the original granting at $8.00 per share. The Board of Directors effected the subsequent December 1995 repricing, which lowered the exercise price of the outstanding options from $6.50 per share to $4.50 per share (the then current market price for the Common Stock), in order to provide option holders a true incentive for continuing performance on behalf of the Company.

LIMITATION OF DIRECTORS' AND OFFICERS' LIABILITY AND INDEMNIFICATION

    The Company has included in its Certificate of Incorporation and/or By-laws provisions to (i) eliminate the personal liability of its directors and officers for monetary damages resulting from breaches of their fiduciary duty (provided that such provisions do not eliminate liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware Law, or for any transaction from which the director and/or officer derived an improper personal benefit), and (ii) indemnify its directors and officers to the fullest extent permitted by the Delaware Law, including circumstances in which indemnification is otherwise discretionary. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers.


                                       -III-8-

    The Company intends to enter into separate but identical indemnity agreements (the "Indemnity Agreements") with each director and executive officer of the Company (the "Indemnitees"). The Indemnity Agreements will provide that the Company will indemnify each Indemnitee against any amounts that he becomes legally obligated to pay in connection with any claim against him based upon any act, omission, neglect or breach of duty that he may commit, omit or suffer while acting in his capacity as a director and/or officer of the Company; provided, that such claim: (i) is not based upon the Indemnitee's gaining any personal profit or advantage to which he is not legally entitled; (ii) is not for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any state law; and
(iii) is not based upon the Indemnitee's knowingly fraudulent, deliberately dishonest or willful misconduct. The Indemnity Agreements also provide that all costs and expenses incurred by the Indemnitee in defending or investigating such claim shall be paid by the Company in advance of the final disposition thereof, unless the Company, independent legal counsel, the stockholders of the Company or a court of competent jurisdiction determines that: (x) the Indemnitee did not act in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company; (y) in the case of any criminal action or proceeding, the Indemnitee had reasonable cause to believe his conduct was unlawful; or (z) the Indemnitee intentionally breached his duty to the Company or its stockholders. Each Indemnitee has undertaken to repay the Company for any costs or expenses so advanced if it shall ultimately be determined by a court of competent jurisdiction in a final, nonappealable adjudication that he is not entitled to indemnification under an Indemnity Agreement.


ITEM 12. PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information as of October 21, 1996 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of the Common Stock of the Company, each director and nominee for director and all officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                           PERCENTAGE
                                                               OF
                             NUMBER OF SHARES OF COMMON    OUTSTANDING
    NAME AND ADDRESS OF      STOCK OF THE COMPANY          COMMON
    BENEFICIAL OWNER         BENEFICALLY OWNED             STOCK OWNED
    ----------------         -----------------             -----------


American United
Global, Inc.
11634 Patton Road
Downey, CA  90241                 2,000,000                      56.6%


Robert M. Rubin
6060 Kings Gate Circle
Del Ray Beach, FL  33484        430,000(1)(3)                    12.2%


C. Dean McLain
4601 N.E. 77th Avenue
Suite 200
Vancouver, WA  98662            513,806(2)(3)                    12.2%


James Penland
50 Hillcrest Drive
Weaverville, NC 28787             5,000(4)                         *


                                       -III-9-

Harold Chapman
4614 Highway 763 North
Columbia, Missouri  65202         5,000(4)                         *

All directors and
executive officers
as a group (5 persons)        1,003,806(1)(2)(3)(4)(5)           25.8%
_____________________
* Less than 1%

(1) Represents Mr. Rubin's indirect ownership in the Company through his beneficial ownership of an aggregate of 1,775,798 voting shares of American United Global, Inc., the Company's principal stockholder ("AUGI"), including options to purchase an additional 80,000 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 21.5% of AUGI voting stock as at October 20, 1996.

(2) Represents Mr. McLain's indirect ownership in the Company through his beneficial ownership of an aggregate of 20,000 shares of AUGI voting stock and options to purchase an additional 357,750 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 300,000 shares of Company Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 4.4% of AUGI voting stock as at October 20, 1995.

(3) Does not include options to purchase 150,000 shares of the Company's Common Stock granted to Mr. McLain in August 1996 which may be exercised at $4.375 per share, 50% commencing on August 1, 1997 and 50% commencing on August 1, 1998, so long as Mr. McLain shall be employed on a full-time basis with the Company on each occasion such options are exercised. Also does not include certain incentive stock options which are issuable to Mr. McLain in the maximum amount of 125,000 shares, based upon the Company achieving certain pre-tax income levels after the fiscal years ending 1998 (75,000 shares) and 2000 (50,000 shares). See "MANAGEMENT - Employment and Incentive Compensation Agreements."

    Does not include options to purchase 150,000 shares of the Company's Common Stock granted to Mr. Rubin on March 5, 1996 which may be exercised at $4.50 per share, 33.3% commencing on March 5, 1997, and 33.3% on each succeeding March 5 until all are vested. Also does not include options to purchase 50,000 shares granted to Mr. Rubin on August 1, 1996 which may be exercised at $4.375 per share, 50% commencing on August 1, 1997 and 50% commencing on August 1, 1998.

(4) Includes options to purchase 5,000 shares of the Company's Common Stock issued to each of Messrs. Chapman and Penland under the terms of the Formula Plan for outside directors.

(5) Includes options to purchase 50,000 shares granted to Thomas Berkompas in December 1995 which may be exercised at $4.50 per share. Does not include options to purchase 30,000 shares granted to Mr. Berkompas, exercisable at $4.375 per share, 50% commencing on August 1, 1997 and 50% commencing on August 1, 1998, so long as Mr. Berkompas shall continue to be employed by the Company on a full-time basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Item 11, Executive Compensation - Compensation Committee Interlocks and Insider Participation."

    To assist AUGI, the Company's principal stockholder, in capitalizing the Company and to provide it with ongoing working capital, in November 1992 Robert
M. Rubin advanced to AUGI the sum of $1,375,000 as a subordinated loan, which was funded together with related subordinated loans aggregating $525,000 made to AUGI by Lawrence E. Kaplan (until August, 1995 a director of the Company and who became a director of AUGI in March 1993) and his business associates. The proceeds of such loans, aggregating $1,900,000, were used by AUGI to provide part of the initial equity capital for the Company at the time of its 1992 acquisition of 7 Case Corporation ("Case") retail stores. Such loans were evidenced by AUGI notes payable on August 15, 1994 and bearing interest, payable monthly, at the Citibank, N.A. prime rate, plus 1%. All such loans were fully subject and subordinated to all bank and other related secured indebtedness of AUGI and its subsidiaries, including the Company.

    On November 19, 1992, in consideration of his personal guaranty of a portion of a loan to AUGI by its commercial lender and his $1,375,000 loan to AUGI, the proceeds of both of which financings were used

                                       -III-10-
to capitalize the Company, Mr. Rubin received, for $1,250, an aggregate of 125,000 shares of AUGI Common Stock. Mr. Rubin agreed that, except in connection with a merger or sale of AUGI as a whole, he will not sell or otherwise transfer any of the 125,000 shares for a minimum of four years from their date of issuance. The closing price of AUGI's Common Stock on the NASDAQ National Market System was $4.94 per share on November 19, 1992.

    On consummation of an AUGI public offering of its securities in February 1994, Mr. Rubin exchanged 1,200,000 shares of AUGI Preferred Stock (which he purchased for $1,200,000) and his $1,375,000 AUGI note due August 15, 1994, for the AUGI Stockholder Note, evidenced by a 9.56% $2,575,000 AUGI unsecured note, payable monthly as to interest and due as to principal on November 30, 1995. Such AUGI Stockholder Note is fully subject and subordinated to all indebtedness for money borrowed by AUGI and its direct and indirect subsidiaries, including Company indebtedness to all institutional lenders and to Case. $1,375,000 of the underlying obligation evidenced by the AUGI Stockholder Note was assumed by the Company effective as at July 31, 1993. The Company applied $1,375,000 of the net proceeds of its 1995 initial public offering (the "Offering") to prepay a like amount of the AUGI Stockholder Note to Mr. Rubin.

    Upon completion of AUGI's February 1994 public offering, the $525,000 of AUGI indebtedness owed to Lawrence E. Kaplan (a member of the AUGI Board of Directors at that time and a former member of the Company's Board of Directors) and his business associates was retired. Mr. Kaplan had lent $131,250 of such $525,000 amount.

    Effective February 17, 1996, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20 year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168. Under the lease, such annual rate increases to $192 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

    Upon completion of the Offering, the Company entered into a management agreement with AUGI expiring July 31, 1996, renewable on a year-to-year basis thereafter by mutual agreement, pursuant to which AUGI provides the Company with certain general and administrative services, including tax planning, administering of the annual audit of the Company's financial statements, assistance in the preparation of annual reports, and periodic reports required to be filed by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including proxy statements, Form 10-K Annual Reports, Form 10-Q Interim Financial Reports, and Form 8-K Reports, maintenance of the Company's continued listing on NASDAQ or other national exchange, financial public relations and other miscellaneous administrative services. Under the terms of such management agreement, the Company pays to AUGI the sum of $10,000 per month, subject to increase or decrease (as the case may be) on a fiscal quarterly basis, commencing October 31, 1995, to reflect actual expenses accrued or anticipated to be paid by AUGI in the next succeeding fiscal quarter. The agreement was terminated effective January 1, 1996 after the principal operations of AUGI were sold and the general and administrative services supplied by AUGI to the Company were discontinued.

                                       -III-11-

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    To the knowledge of the Company, no officers, directors, beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended July 31, 1996.

                                       -III-12-

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.   FINANCIAL STATEMENTS.

         Consolidated Statements of Operations for
          the years ended July 31, 1996, 1995, and 1994.....................F-1
         Consolidated Balance Sheets as of
          July 31, 1996 and 1995............................................F-2
         Consolidated Statements of Stockholders'
          Equity for the years ended July 31, 1996, 1995
           and 1994.........................................................F-3
         Consolidated Statements of Cash Flows for
          the years ended July 31, 1996, 1995 and 1994......................F-4
         Notes to Consolidated Financial Statements.........................F-5
         Report of Independent Accountants.................................F-15

    2.   FINANCIAL STATEMENT SCHEDULE.

         Report of Independent Accountants - Financial Statement Schedule..F-16
         Schedule II - Valuation and Qualifying Accounts...................F-17

(B) REPORTS ON FORM 8-K.

    The Company filed a Current Report on Form 8-K on May 6, 1996, with respect to the acquisition of the Sacramento operation from Case.

(C) EXHIBITS.

    EXHIBIT
    NUMBER    DESCRIPTION
    ------    -----------
    3.1       Certificate of Incorporation of Registrant. (5)

    3.2       By-laws of Registrant. (5)

    4.1       Specimen Certificate of Common Stock. (5)

    4.2       Stock Option Plan. (6)

    4.3       Board of Directors' Formula Stock Plan

    10.1 Agreement of Purchase and Sale, dated December 4, 1992, by and between Case and the Registrant. (1)

    10.2      Price Calculation--Exhibit A to Asset Purchase Agreement. (1)

    10.3      Real Estate Purchase Agreement. (1)

    10.4      Sublease Agreement--Portland, Oregon. (1)

    10.5 Lease Agreement of Salem, Oregon Property, dated July 1, 1993, by and between Western Power and LaNoel Elston Myers Living Trust et al. (2)


                                        -IV-1-

    EXHIBIT
    NUMBER    DESCRIPTION
    ------    -----------

    10.6      Sublease Agreement--Springfield, Oregon. (1)

    10.7      Sublease Agreement--Spokane, Washington. (1)

    10.8      Sublease Agreement--Pasco, Washington. (1)

    10.9      Sublease Agreement--Everett, Washington. (1)

    10.10 Amended Congress Loan Agreement; Western Security Agreement with Congress; AUG Guaranty to Congress; Western Guaranty to Congress; Robert M. Rubin Guaranty to Congress; Cash Collateral Agreement with Congress. (1)

    10.11     Case New Dealer Agreement Package. (2)

    10.12 Lease Agreement of Moses Lake, Washington property, dated June 9, 1993, by and between Western Power and Maiers Industrial Park.
              (2)

    10.13 Lease Agreement of Bend, Oregon property, dated July 15, 1993, by and between Western Power and Robert Wilson. (2)

    10.14     Employment Agreement, by and between Registrant and C. Dean
              McLain. (8)

    10.15 Form of Employment Agreement, by and between Registrant and Robert M. Rubin. (6)

    10.16 Letter Agreement Amendment to Credit Agreement with Congress, dated as of October 1, 1993. (2)

    10.17     Financing Agreement with Associates Commercial Corporation. (3)

    10.18 Asset Purchase Agreement, dated as of September 22, 1994, by and between Case and Western (schedules omitted). (4)

    10.19 Case Parts Note; Other Assets and Equipment Note; Used Equipment Note; Accounts Receivable Note; Furniture and Fixtures Note; Shop Tools Note; Real Estate Note. (4)

    10.20 Deed of Trust with Assignment of Rents, dated September 22, 1994, by and between Western and Case. (4)

    10.21     Lease Agreement--Hayward, California. (5)

    10.22 Assignment and Assumption Agreement, dated as of September 22, 1994, by and between Case and Western. (4)

    10.23 General Security Agreement, dated as of September 22, 1994, by and between Case and Western. (4)

    10.24     Guaranty Agreement of the Company, dated as of September 22,
              1994. (4)


                                        -IV-2-

    EXHIBIT
    NUMBER    DESCRIPTION
    ------    -----------

    10.25 Intercreditor Agreement, dated September 22, 1994, by and between Case, Case Credit Corporation, Congress Financial Corporation and Western. (4)

    10.26 Management Agreement between Registrant and American United Global, Inc. (6)

    10.27 Auburn Facility Real Estate Purchase and Sale Agreement, dated October 19, 1995, by and between Western and Ford Kiene.

    10.28     Lease Agreement--Auburn, Washington.

    10.29     Lease Agreement--Sacramento, California. (7)

    10.30     Sacramento Acquisition Agreement.

              a.   Asset Purchase Agreement (7)
              b.   Used Equipment Note (7)
              c.   Parts Note (7)
              d.   Accounts Receivable Note (7)
              e.   Goodwill Note (7)
              f.   Real Estate Note from MRR to Case (7)
              g.   Deed to Secure Debt of MRR to Case (7)
              h.   Security Agreement (7)
              i.   C. Dean McLain's Personal Guaranty (7)

    10.31     GCS Acquisition Agreement

    21.       Subsidiaries of the Company.

_____________________

(1) Filed as an Exhibit to the Current Report on Form 8-K of American United Global, Inc. ("AUGI"), as filed on December 19, 1992 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the AUGI Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to Amendment No.1 to AUGI's Registration Statement on Form S-1, filed on February 1, 1994 and incorporated herein by reference thereto. (Registration No. 33-72556)

(4) Filed as an Exhibit to the Current Report on Form 8-K of AUGI, as filed on September 23, 1994 and incorporated herein by reference thereto.

(5) Filed as an Exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, filed on May 16, 1995 and incorporated herein by reference thereto. (Registration No. 33-89762).

(6) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, filed on February 24, 1995 (Registration No. 33-89762).

(7) Filed as an Exhibit to the Current Report on Form 8-K of Western Power & Equipment ("WPEC"), as filed on March 6, 1996 and incorporated herein by reference thereto.

(8) Filed as an Exhibit to the Western Power & Equipment Annual Report on Form 10-K, as filed on October 29, 1995 and incorporated herein by reference thereto.


                                        -IV-3-

(D) ADDITIONAL FINANCIAL STATEMENT SCHEDULES

    None.


                                        -IV-4-

                           WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                Year Ended July 31,
                                                      -------------------------------------
                                                        1996             1995        1994
                                                      --------         -------      -------
Net sales                                             $106,555         $86,172      $67,370

Cost of goods sold                                      93,906          76,144       59,139
                                                      --------         -------      -------

Gross profit                                            12,649          10,028        8,231

Selling, general and administrative expenses             7,827           6,078        5,295
                                                      --------         -------      -------

                                                         4,822           3,950        2,936

Other (income) expense:
    Interest expense                                     1,838           1,091          795
    Bridge loan deferred financing costs                     -             290            -
    Other (income) expense                                (379)            (33)          57
                                                      --------         -------      -------

Income before income taxes                               3,363           2,602        2,084

Provision for income taxes                              (1,284)           (989)        (564)
                                                      --------         -------      -------

Net income                                            $  2,079         $ 1,613      $ 1,520
                                                      --------         -------      -------
                                                      --------         -------      -------

Net income per common share                           $   0.58         $  0.74      $  0.75
                                                      --------         -------      -------
                                                      --------         -------      -------

Shares used in net income per share calculations         3,585           2,192        2,038
                                                      --------         -------      -------
                                                      --------         -------      -------


                  See accompanying notes to consolidated financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                             CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             July 31,
                                                      ------------------------
                                                        1996             1995
                                                      --------         -------


                ASSETS
Current assets:
  Cash and cash equivalents                           $  2,721         $  4,065
  Accounts receivable, less allowance for
    doubtful accounts of $519 and $370                   6,506            6,008
  Receivable from underwriter                                -            1,102
  Inventories                                           65,689           46,413
  Prepaid expenses                                          43                9
  Deferred income taxes                                    556              417
                                                       -------          -------
      Total current assets                              75,515           58,014

  Property, plant and equipment, net                     7,031            7,062
  Intangibles and other assets                           2,744            2,116
                                                       -------          -------

    Total assets                                       $85,290          $67,192
                                                       -------          -------
                                                       -------          -------


               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under floor plan financing                $54,364          $37,989
  Short-term borrowings                                    963            5,105
  Accounts payable                                       2,414            2,150
  Accrued payroll and vacation                             793              651
  Other accrued liabilities                              1,384              822
  Income taxes payable                                      37              122
  Capital lease obligation                                  46               51
  Payable to parent                                        188              241
                                                       -------          -------
      Total current liabilities                         60,189           47,131

Deferred income taxes                                      383              299
Capital lease obligation                                 1,656               47
Long-term borrowings                                     1,268                -
                                                       -------          -------
      Total liabilities                                 63,496           47,477
                                                       -------          -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-10,000,000 shares authorized;
    none issued and outstanding                              -                -
  Common stock-$.001 par value; 20,000,000
    shares authorized; 3,533,462 issued
    and outstanding                                          4                4
  Additional paid-in capital                            16,047           16,047
  Retained earnings                                      5,743            3,664
                                                       -------          -------
      Total stockholders' equity                        21,794           19,715
                                                       -------          -------

      Total liabilities and stockholders'
        equity                                         $85,290          $67,192
                                                       -------          -------
                                                       -------          -------

                  See accompanying notes to consolidated financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (DOLLARS IN THOUSANDS)



                        Common Stock
                   -----------------------   Additional                      Total
                   Number                     Paid-in      Retained    Stockholders'
                   of Shares      Amount      Capital      Earnings        Equity
                   ---------      -------   -----------    ---------    -------------
Balance at
  July 31, 1993    2,000,000      $  2      $  7,998       $    531       $  8,531

Net income                 -         -             -          1,520          1,520
                   ---------      ----      --------       --------       --------

Balance at
  July 31, 1994    2,000,000         2         7,998          2,051         10,051

Issuance of shares
  for bridge loan     38,462         -           250              -            250

Issuance of shares
  net of issuance
  costs            1,495,000         2         7,799              -          7,801

Net income                 -         -             -          1,613          1,613
                   ---------      ----      --------       --------       --------
Balance at
  July 31, 1995    3,533,462         4        16,047          3,664         19,715

Net income                 -         -             -          2,079          2,079
                   ---------      ----      --------       --------       --------

Balance at
  July 31, 1996    3,533,462      $  4      $ 16,047       $  5,743       $ 21,794
                   ---------      ----      --------       --------       --------
                   ---------      ----      --------       --------       --------



                  See accompanying notes to consolidated financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)




                                                                      Year Ended July 31,
                                                            ---------------------------------
                                                               1996       1995           1994
                                                              -----       ----           ----
Cash flows from operating activities:
  Net income                                                 $2,079      $1,613         $1,520
  Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                            820         672            418
        Loss on disposal of fixed assets                          -           4             35
        Amortization                                             71         396            215
        Changes in assets and liabilities
        (excluding effects of acquisitions):
            Accounts receivable                                (199)     (2,420)           (94)
            Inventories                                     (12,840)     (5,181)        (5,736)
       Inventory floor plan financing                        12,411       4,187          1,467
       Prepaid expenses                                          (8)          7            162
       Deferred income taxes                                    (55)        (67)           (67)
       Accounts payable                                         264         261            749
       Accrued payroll and vacation                             142         273            251
       Other accrued liabilities                                582         223            135
       Income taxes payable                                     (85)        122              -

       Other assets                                            (108)       (101)           (46)
                                                           --------     --------       --------
    Net cash provided by (used in) operating activities       3,074         (11)          (991)
                                                           --------     --------       --------

Cash flow from investing activities:
  Purchase of fixed assets                                     (695)       (332)          (309)
  Proceeds on sale of fixed assets                            2,075           6             26
  Purchase of distribution outlets                           (2,325)       (449)             -
                                                           --------     --------       --------
    Net cash provided by (used in) investing activities        (945)       (775)          (283)
-                                                          --------     --------       --------

Cash flows from financing activities:
  Principal payments on capital lease                           (62)        (52)           (20)
  Short-term borrowings                                      (5,732)     (1,623)           500
  Subordinated notes payable to related party                     -      (1,375)          (525)
  Payable to/receivable from parent                             (53)        674          2,583
  Proceeds from initial public offering                           -       7,801              -
  Receivable from underwriter                                 1,102      (1,102)             -
  Long-term borrowings                                        1,268           -           (814)
                                                           --------     --------       --------
    Net cash provided by (used in) financing activities      (3,477)      4,323          1,724
                                                           --------     --------       --------

Increase (decrease) in cash and cash equivalents             (1,344)      3,537            450
Cash and cash equivalents at beginning of year                4,065         528             78
                                                           --------     --------       --------
Cash and cash equivalents at end of year                     $2,721      $4,065         $  528
                                                           --------     --------       --------
                                                           --------     --------       --------

                  See accompanying notes to consolidated financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
    On August 13, 1992, Western Power & Equipment Corp. (the "Company") was formed and incorporated in the state of Oregon for the purpose of acquiring the assets and operations of seven factory owned stores of Case Corporation ("Case") in the states of Washington and Oregon (the "Predecessor Company"). The acquisition was completed effective November 1, 1992. Simultaneously, American United Global, Inc. ("AUGI") acquired all of the outstanding shares of the Company. In March 1995, in connection with a contemplated initial public offering, AUGI formed a new Delaware Corporation. Upon formation, AUGI contributed to the Delaware Corporation all outstanding common stock of the Company. The consolidated financial statements include the accounts of the Delaware Corporation and its Oregon subsidiary after elimination of all intercompany accounts and transactions.

    The Company is engaged in the sale, rental and servicing of light, medium and heavy construction equipment and related parts in the Pacific Northwest, northern California and Nevada. Case serves as the manufacturer of the majority of the Company's products.

    CASH EQUIVALENTS
    For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORIES
    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories.

    INTANGIBLE ASSETS
    The Company's acquisition strategy has been focused on existing businesses with established market share in a contiguous geographic area. Items with an indeterminate useful life, such as name recognition, geographical location and presence represent value to the Company. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. This life is based on the factors influencing the acquisition decision and on industry practice. The Company reviews for asset impairment on a periodic basis and when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Based on this review, no writedown for impairment loss on intangible assets has been recorded during the three year period ended July 31, 1996.

    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 30 years. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance and routine replacements are charged to operating expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

    REVENUE RECOGNITION
    Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Rental and service revenue is generally recognized at the time such services are provided.


    ADVERTISING EXPENSE
    The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1996, 1995 and 1994 was $263, $274, and $134 respectively.

    INCOME TAXES
    Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferral method to an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of the assets and liabilities. The adoption of SFAS No. 109 did not have a material effect on the results of operations of the Company.

    The Company had an informal tax sharing agreement and filed a consolidated federal income tax return with AUGI for the year ended July 31, 1994 and
    the eleven month period ended June 30, 1995.   Income taxes as presented in
    the accompanying financial statements are provided on a separate company basis.

    FINANCIAL INSTRUMENTS
    Effective August 1, 1995 the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. The adoption of SFAS No. 107 had no material effect on the financial position or results of operations of the Company. The recorded amounts of cash and cash equivalents, accounts receivable, short-term borrowings, accounts receivable and accrued liabilities as presented in the financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.

    NET INCOME PER COMMON SHARE
    Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. In accordance with the regulations of the Securities and Exchange Commission, common stock and common stock equivalents issued within twelve months of an initial public offering are considered outstanding for all periods presented prior to the offering using the treasury stock method and initial public offering price.

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    In September 1994 the Company acquired the assets and operations of two stores in California and Nevada for approximately $557 in cash (including $108 of indirect expenses), $4,153 in installment notes payable and the assumption of $5,019 in inventory floor plan debt.

    A capital lease obligation of $170 was incurred during the year ended July 31, 1994 when the Company entered into a lease for computer equipment and software.

    A capital lease obligation of $926 was incurred in December 1995 when the Company consummated a sale leaseback transaction of the Auburn facility.

    In February 1996 the Company acquired the assets and operations of two stores in California for approximately $630 in cash, $1,590 in installment notes payable and the assumption of $3,965 in inventory floor plan debt.
    In addition, a capital lease obligation of $740 was incurred related to the lease of the Sacramento facility.

    Effective June 11, 1996 the Company acquired the assets and operations of GCS, Inc. a California-based distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for highway maintenance for approximately $1,655 in cash.

    Professional fees associated with the Sacramento Case and GCS acquisitions totalled approximately $40.
                                              Year ended July 31,
                                          1996       1995         1994
                                        ------     ------       ------
    Cash paid during the year for:
         Interest                       $1,838     $1,091       $  795
         Income taxes                    1,284        989          564

    USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

2.  ACQUISITIONS

    Effective November 1, 1992, the Company acquired the assets of the Predecessor Company for $1,940 in cash, approximately $10,749 in installment notes payable to Case and the assumption of $19,980 in inventory floor plan debt with Case and its affiliates. The acquisition was accounted for as a purchase and resulted in the recording of approximately $1,830 in goodwill which is included in other long-term assets on the Company's books and is being amortized on the straight-line basis over 40 years.

    In connection with the capitalization of the Company, AUGI issued 160,000 shares of its common stock in consideration for subordinated loans aggregating $1,900 as well as in consideration for the personal guaranty of certain acquisition related indebtedness by AUGI's principal shareholder. The value of the shares, $400, was recorded on the Company's books as deferred financing costs in other long-term assets with a corresponding amount in payable to parent. These costs have been amortized on the straight-line basis over the term of the related loan. In June 1995, subsequent to the successful completion of the Company's initial public offering, the remaining balance of the subordinated loans was paid off and the remaining unamortized balance of deferred financing costs was expensed.

    Effective September 10, 1994, the Company acquired the assets and operations of two additional factory-owned stores of Case in the states of California and Nevada. The acquisition was consummated for approximately $557 in cash (including $108 of indirect expenses), $4,153 in installment notes payable to Case and the assumption of $5,019 in inventory floor plan debt with Case and its affiliates. The accounts of these two stores have been included in the Company's accounts from the effective date of the acquisition. The acquisition was accounted for as a purchase and resulted in the recording of approximately $300 in goodwill which is included in other long-term assets on the Company's books and is being amortized on the straight-line basis over 20 years.

    Unaudited pro forma combined results of operations for the year ended July 31, 1994 as if the acquisition of the California and Nevada stores had occurred as of the beginning of the fiscal year are summarized as follows:

                   Net sales                          $    81,833

                   Net income                         $     1,349

                   Net income per common share        $      0.66

    Effective February 29, 1996, the Company acquired the assets and operations of two additional factory-owned stores of Case in the state of California. The acquisition was consummated for approximately $630 in cash, $1,590 in installment notes payable to Case and the assumption of $3,965 in inventory floor plan debt with Case and its affiliates. The accounts of these two stores have been included in the Company's accounts from the effective date of the acquisition. The acquisition was accounted for as a purchase and resulted in the recording of approximately $150 in goodwill which is included in other long-term assets on the Company's books and is being amortized on the straight-line basis over 20 years.

    Unaudited pro forma combined results of operations for the two-year period ended July 31, 1996 as if the acquisition of the California stores had occurred as of the beginning of the period are summarized as follows:

                                                1996              1995
                                              --------          --------
              Net sales                       $115,097          $100,226

              Net income                      $  2,062          $  1,400

              Net income per common share     $   0.58          $   0.58

    In addition, effective June 11, 1996, the Company acquired the assets and operations of GCS, Inc. ("GCS"), a California-based closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for highway maintenance. The acquisition
    was consummated for approximately $1,655 in cash.   The acquisition was
    accounted for as a purchase and resulted in goodwill of approximately $400 which is included in other long-term assets on the Company's books and is being amortized on the straight-line basis over 20 years. Pro forma financial information relating to this acquisition has not been provided because its effect is immaterial. The accounts of the GCS stores have been included in the Company's accounts from the effective date of acquisition.

3.  RELATED PARTY TRANSACTIONS

    Since the acquisition of the Predecessor Company, the Company has depended on AUGI for substantial support as well as for various services such as legal, financial and human resources. American United Global allocated the cost for these services pro rata among its businesses based on operating revenues. The allocated cost for these services is included in selling, general and administrative expense and totaled $50, $724, and $600 for the years ended July 31, 1996, 1995 and 1994 respectively. Management believes that the method used to allocate these expenses reasonably reflects the actual costs of services provided and that such expenses on a stand alone basis would not produce materially different results. As of January 1, 1996, AUGI no longer provided the above mentioned services and therefore the allocation of these expenses ceased.

    The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20 year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168. Under the lease, such annual rate increases to $192 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

4.  INVENTORIES

    Inventories consist of the following:
                                            July 31,       July 31,
                                             1996           1995
                                            ---------      --------
         Equipment:
              New equipment                 $  53,279      $ 36,461
              Used equipment                    6,090         4,662
         Parts                                  6,320         5,290
                                            ---------      --------
                                            $  65,689      $ 46,413
                                            ---------      --------
                                            ---------      --------

    At July 31, 1996 and 1995 approximately $12,079 and $4,756, respectively, of equipment was being held for rent and, in accordance with standard industry practice, is included in new equipment inventory. Such equipment is generally being charged to cost of goods sold at an amount equal to 80 percent of the rental payments received.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:
                                                  JULY 31,      JULY 31,
                                                   1996          1995
                                                 --------       -------
         Land                                    $    840       $ 1,903
         Buildings                                  3,001         2,347
         Machinery and equipment                    2,092         1,574
         Office furniture and fixtures              1,742         1,478
         Computer hardware and software               496           414
         Vehicles                                     892           596
         Leasehold improvements                        41             -
                                                 --------       --------
                                                    9,104         8,312
         Less: accumulated depreciation            (2,073)        1,250)
                                                 --------       --------
                                                 $  7,031       $ 7,062
                                                 --------       --------
                                                 --------       --------

6.  BORROWINGS

    In connection with the acquisition of the Fremont and Sparks stores in fiscal 1995 and the Sacramento store in fiscal 1996, the Company entered into various term notes with Case for the purchase of used equipment, parts, shop tools, furniture and fixtures and accounts receivable. The terms of these notes range from six to twenty-four months, provide for interest charges at various rates up to prime plus 2% and are collateralized by the related equipment, parts and fixed assets. At July 31, 1996 and 1995 a total of $963 and $856, respectively, remained outstanding on these notes.

    On October 10, 1995, using proceeds from the Company's initial public offering, the Company retired the $2,175 real estate note given to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996, the Company consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330, secured by the Sparks, Nevada real estate. The agreement calls for principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

    In connection with the acquisition of the original seven stores, the Company entered into a purchase agreement for the Auburn, Washington facility subject to the completion by Case of certain environmental remediation. In December 1995, after completion of the remediation, the Company entered into a sale-leaseback transaction with an unrelated party regarding the Auburn facility which resulted in no gain or loss to the Company. The term of the lease is 20 years at an initial annual rate of $204. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

    The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a four-month to eight-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. The Company also has an inventory credit facility with Seafirst Bank to provide up to $17,000 for the purchase of new and used equipment held for sale as well as equipment held for rental. Principal payments under this line are generally due in periodic installments over terms ranging from twelve to twenty-four months from the borrowing date. This credit facility is subject to annual review and expires June 1, 1997. All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:


                                                          July 31,
                              Interest     Maturity  ---------------------
                                  Rate         Date     1996    1995
                                  ----         ----     ----    ----

    Case Credit Corporation  Prime + 2%     8 - 48    $38,501   $32,215
                               (10.25%)     months

    Seafirst Bank            Prime + .25%   12 - 24    14,352     3,885
                                  (8.50%)   months

    Other finance companies  Prime + 2%     12 - 48     1,511     1,889
                                (10.25%)    months    -------   --------

                                                      $54,364   $37,989
                                                       -------   -------
                                                       -------   -------

7.  INCOME TAXES

    The provision for income taxes is comprised of the following:

                   `                                      Year Ended
                                            ----------------------------------
                                               July 31,    July 31,   July 31,
                                                  1996         1995       1994
                                              --------     --------   --------
         Current:
              Federal                          $  1,242    $  1,000    $   592
              State                                  96          56         39
                                               --------     -------     ------
                                                  1,338       1,056        631
                                               --------     -------     ------
         Deferred:
              Federal                               (50)        (64)       (65)
              State                                  (5)         (3)        (2)
                                               --------     -------     ------
                                                    (55)        (67)       (67)
                                               --------     -------     ------
         Total provision for income taxes     $   1,283     $   989    $   564
                                               --------     -------     ------
                                               --------     -------     ------


    The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:


                                                Year Ended
                                         ------------------------------
                                           July 31,   July 31,   July 31,
                                             1996       1995      1994
                                             ----       ----      ----
  Statutory federal income tax rate       $ 1,143     $ 884     $  709
  State income taxes, net of
    federal income tax benefit                 91        54         31
  Purchase accounting adjustments               -         5       (180)
  Other                                       49         46          4
                                           ------      -----     -----

                                          $ 1,283     $ 989     $  564
                                           ------      -----     -----
                                           ------      -----     -----


  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                            July 31,         July 31,
                                                1996            1995
                                          ---------        ----------
    Deferred liabilities:
         Depreciation and amortization    $   (348)        $    (281)
         Goodwill and intangibles              (35)              (18)
                                          --------         ---------
                                              (383)             (299)
                                          --------         ---------
    Deferred assets:
         Inventory reserve                     223               207
         Bad debt reserve                      189               133
         Accrued vacation and bonuses           91                77
         Other accruals                        53                  -
                                          --------         ---------
                                              556                417
                                          --------         ---------
                                         $    173          $     118
                                          --------         ---------
                                          --------         ---------

8.  STOCKHOLDERS' EQUITY

  The Company plans to adopt Statement of Financial Accounting Standard No 123 (SFAS 123), Accounting for Stock-Based Compensation in Fiscal 1997. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair market value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No 25, Accounting for Stock Issued to Employees. The Company plans to continue to follow the provisions of APB Opinion No 25 and therefore management believes that the impact of adoption will not have a significant effect on the Company's position or results of operations.

  INITIAL PUBLIC OFFERING
  On June 14, 1995, the Company completed an initial public offering of 1,300,000 shares of common stock at $6.50 per share. In addition, on July 28, 1995, the underwriter exercised its overallotment option for an additional 195,000 shares. The net proceeds of the offering were $7,801 including $1,102 from the exercise of the overallotment option which was received in cash subsequent to July 31, 1995. Such balance is included in current assets at July 31, 1995.

  BRIDGE LOAN
  In February, 1995 the Company issued promissory notes to certain investors in exchange for $250 (the "Bridge Notes"). These notes bore interest at 10 percent per annum and were due and payable on the earlier of the closing of a public offering or July 31, 1995. In connection with the issuance of the Bridge Notes, the Company issued 38,462 shares of common stock resulting in deferred debt issuance costs of $290, which included $40 of related costs. These bridge notes were paid off subsequent to the successful completion of the Company's initial public offering in June 1995. The deferred debt issuance costs were amortized over the term of the notes.

  STOCK OPTION PLAN
  In March 1995, AUGI, as the sole stockholder of the Company, approved the Company's 1995 Stock Option Plan, as previously adopted by the Board of Directors (the "Plan"), under which key employees, officers, directors and consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 300,000 shares of the Company's common stock. In December 1995, the stockholders amended the 1995 stock option plan to increase the number of shares underlying the plan from 300,000 to 850,000 shares. The Plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the Plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Upon approval of the Plan, the Company's Board of Directors awarded non-qualified stock options for an aggregate of 200,000 shares, all of which provide for an exercise price of $6.50 per share. On December 28, 1995, the exercise price of the options previously granted was lowered to $4.50 per share, the market price as of that date. All outstanding options are exercisable commencing August 1, 1996 and expire on July 31, 2005.

  Subsequent to July 31, 1996, the Board of Directors approved the grant of an additional 347,000 options to employees, directors and consultants of the Company at an exercise price of $4.375 per share, the market price as of the date of grant. These options vest ratably over a two-year period commencing August 1, 1996.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and certain computer equipment and software under noncancelable lease agreements. As more fully described in Notes 3 and 6, the building portion of two of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from one to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $924, $733, and $435 for the years ended July 31, 1996, 1995 and 1994, respectively. The computer equipment lease expires February 1997 and meets certain specific criteria to be accounted for as a capital lease.

     Assets recorded under capital leases are as follows:

                                       JULY 31,        JULY 31,       JULY 31,
                                           1996           1995           1994
                                         ------       --------       --------
          Capitalized asset value         1,836       $   170        $   170
          Less accumulated amortization    (134)          (54)           (20)
                                         ------       -------        -------
                                          1,702       $   116        $   150
                                         ------       -------        -------
                                         ------       -------        -------

     Future minimum lease payments under all non-cancelable leases as of July 31, 1996, are as follows:

                                                       CAPITAL   OPERATING
     YEAR ENDING JULY 31,                              LEASES       LEASES
     --------------------                             -------    ---------
          1997                                        $   217    $   982
          1998                                            179        914
          1999                                            179        687
          2000                                            179        484
          2001                                            205        310
          Thereafter                                    4,000      2,793
                                                      -------    -------
       Total annual lease payments                    $ 4,959    $ 6,170
                                                                  -------
                                                                  -------
       Less amount representing interest                3,257
                                                      -------
       Present value of minimum lease payments          1,702
       Less current portion                                46
                                                      -------
       Long-term portion                              $ 1,656
                                                      -------
                                                      -------


10.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


                                            QUARTER
                           --------------------------------------    TOTAL
                             FIRST    SECOND      THIRD    FOURTH    YEAR
                             -----    ------      -----    ------    -----
FISCAL 1996:

     Net sales             $23,153   $25,772    $26,136   $31,494   $106,555
     Gross Profit            2,704     2,728      3,282     3,935     12,649
     Net income                523       318        525       713      2,079
     Net income per share      .15       .09        .15       .20        .58

Fiscal 1995:

     Net sales             $18,810   $20,315   $20,772   $26,275    $86,172
     Gross Profit            2,391     2,129     2,537     2,971     10,028
     Net income                475       281       336       521      1,613
     Net income per share      .23       .14       .16       .19        .74

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Portland, Oregon
September 6, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audits of the consolidated financial statements referred to in our report dated September 6, 1996 appearing on page F-13 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in
Item 8 of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
Portland, Oregon
September 6, 1996

                                                                     SCHEDULE II
                           WESTERN POWER & EQUIPMENT CORP.

                          VALUATION AND QUALIFYING ACCOUNTS
                   For the Fiscal Years Ended July 31, 1996, 1995 and 1994

                               (DOLLARS IN THOUSANDS)




                                            BALANCE AT       CHARGED TO     CHARGED TO                   BALANCE AT
                                            BEGINNING        COSTS AND      OTHER                           END OF
          DESCRIPTION                        OF PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
          -----------                       ----------       ---------      ---------      ----------      -------

ACCOUNTS RECEIVABLE RESERVE:

   Fiscal year ended July 31, 1996              $370            $353          $ ---          $(204)          $519

   Fiscal year ended July 31, 1995               233             215            ---            (78)           370

   Fiscal year ended July 31, 1994                74             165            ---             (6)           233

INVENTORY RESERVE:

   Fiscal year ended July 31, 1996               449             470            ---             (5)           914

   Fiscal year ended July 31, 1995               439              50            ---            (40)           449

   Fiscal year ended July 31, 1994               500             ---            ---            (61)           439


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WESTERN POWER & EQUIPMENT CORP.



                              BY:  /S/ C. DEAN MCLAIN
                                   ---------------------------------------
                                    C. DEAN MCLAIN, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                  DATE
---------                      -----                  ------

/S/ ROBERT M. RUBIN          CHAIRMAN AND             OCTOBER 28, 1996
--------------------         DIRECTOR
 ROBERT M. RUBIN


/S/ C. DEAN MCLAIN           PRESIDENT, CHIEF         OCTOBER 28, 1996
-------------------          EXECUTIVE OFFICER
 C. DEAN MCLAIN              AND DIRECTOR


/S/ THOMAS D. BERKOMPAS      TREASURER, CHIEF         OCTOBER 28, 1996
-----------------------      FINANCIAL AND
 THOMAS D. BERKOMPAS         ACCOUNTING OFFICER,
                             AND SECRETARY

/S/JAMES H. PENLAND          DIRECTOR                 OCTOBER 28, 1996
-----------------------
 JAMES H. PENLAND

/S/HAROLD CHAPMAN, JR.       DIRECTOR                 OCTOBER 28, 1996
-----------------------
 HAROLD CHAPMAN, JR.