Form 10-Q
period 1996-10-31
WESTERN POWER & EQUIPMENT CORP
filed 1996-12-20
CIK 939729

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 1996
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                91-1688446
               --------                                ----------
     (State or other jurisdiction of              (I.R.S. Employer I.D.
     incorporation or organization)                     number)

4601 NE 77TH AVENUE, SUITE 200, VANCOUVER, WA               98662
---------------------------------------------               -----
(Address of principal executive offices)                  (Zip Code)


                   Registrant's telephone no.:    360-253-2346
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

     Item 1. Financial Statements

      Consolidated Balance Sheet
        October 31, 1996 (Unaudited) and July 31, 1996 . . . . . . 1

      Consolidated Statement of Operations
        Three months ended October 31, 1996 (Unaudited)
        and October 31, 1995 (Unaudited) . . . . . . . . . . . . . 2

      Consolidated Statement of Cash Flows
        Three months ended October 31, 1996 (Unaudited)
        and October 31, 1995 (Unaudited) . . . . . . . . . . . . . 3

      Notes to Consolidated Financial Statements . . . . . . . . . 4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Operating Results. . . . . . 5 - 8


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . N/A

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . N/A

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . N/A

     Item 4.  Submission of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . . . . . . N/A

     Item 5.  Other Information. . . . . . . . . . . . . . . . . N/A

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . N/A

ITEM I.


                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                       October 31,    July 31,
                                                         1996           1996
                                                       ---------      --------
                                                      (Unaudited)
                ASSETS
                ------
Current assets:
     Cash and cash equivalents . . . . . . . . .          $ 1,852      $ 2,721
     Accounts receivable, less allowance for
       doubtful accounts of $651 and $519. . . .           10,332        6,506
     Inventories . . . . . . . . . . . . . . . .           64,375       65,689
     Prepaid expenses. . . . . . . . . . . . . .               59           43
     Deferred income taxes . . . . . . . . . . .              556          556
                                                          -------      --------
          Total current assets . . . . . . . . .           77,174       75,515

     Property, plant and equipment, net. . . . .            7,204        7,031
     Intangibles and other assets. . . . . . . .            2,761        2,744
                                                          -------      -------

          Total assets . . . . . . . . . . . . .          $87,139      $85,290
                                                          -------      -------
                                                          -------      -------

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under floor plan financing . . .          $55,138      $54,364
     Short-term borrowings . . . . . . . . . . .              489          963
     Accounts payable. . . . . . . . . . . . . .            3,018        2,414
     Accrued payroll and vacation. . . . . . . .              534          793
     Other accrued liabilities . . . . . . . . .            1,603        1,384
     Income taxes payable. . . . . . . . . . . .              241           37
     Capital lease obligation. . . . . . . . . .              146           46
     Payable to parent . . . . . . . . . . . . .              188          188
                                                          -------      -------
          Total current liabilities. . . . . . .           61,357       60,189

Deferred income taxes. . . . . . . . . . . . . .              384          383
Capital lease obligation . . . . . . . . . . . .            1,819        1,656
Long-term borrowings . . . . . . . . . . . . . .            1,268        1,268
                                                          -------      -------
          Total liabilities. . . . . . . . . . .           64,828       63,496
                                                          -------      -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding . . . . . . .                -            -
     Common stock-$.001 par value; 20,000,000
       shares authorized; 3,533,462 issued and
       outstanding . . . . . . . . . . . . . . .                4            4
     Additional paid-in capital. . . . . . . . .           16,047       16,047
     Retained earnings . . . . . . . . . . . . .            6,260        5,743
                                                          -------      -------
          Total stockholders' equity . . . . . .           22,311       21,794
                                                          -------      -------
          Total liabilities and stockholders'
            equity . . . . . . . . . . . . . . .          $87,139      $85,290
                                                          -------      -------
                                                          -------      -------

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



                                                   Three Months Ended
                                                       October 31,
                                                    1996         1995
                                                    ----         ----

Net sales. . . . . . . . . . . . . . . . . . .    $31,213      $23,153

Cost of goods sold . . . . . . . . . . . . . .     27,448       20,449
                                                  -------      -------
Gross profit . . . . . . . . . . . . . . . . .      3,765        2,704

Selling, general and administrative expenses .      2,251        1,719

Other (income) expense:
     Interest expense. . . . . . . . . . . . .        853          240
     Other income. . . . . . . . . . . . . . .       (180)         (98)
                                                  -------      -------

Income before taxes. . . . . . . . . . . . . .        841          843

Income tax provision . . . . . . . . . . . . .        324          320
                                                  -------      -------

Net income . . . . . . . . . . . . . . . . . .    $   517      $   523
                                                  -------      -------
                                                  -------      -------

Earnings per common share. . . . . . . . . . .    $  0.14      $  0.15
                                                  -------      -------
                                                  -------      -------

Weighted average common shares . . . . . . . .      3,619        3,533
                                                  -------      -------
                                                  -------      -------


                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                          Three Months Ended
                                                              October 31,
                                                            1996      1995
                                                            ----      ----

Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . .       $  517    $  523
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation . . . . . . . . . . . . . . . .          244       184
        Amortization . . . . . . . . . . . . . . . .           25        16
        Changes in assets and liabilities (excluding
          effects of acquisition):
            Accounts receivable. . . . . . . . . . .       (3,826)      658
            Receivable from underwriter. . . . . . .            -     1,102
            Inventories. . . . . . . . . . . . . . .        1,314    (4,158)
            Floor plan financing . . . . . . . . . .          774     3,615
            Prepaid expenses . . . . . . . . . . . .          (16)      (38)
            Accounts payable . . . . . . . . . . . .          604       175
            Accrued payroll and vacation . . . . . .         (259)     (256)
            Other accrued liabilities. . . . . . . .          219      (174)
            Income taxes payable . . . . . . . . . .          204        98
            Other assets . . . . . . . . . . . . . .          (40)        5
                                                           ------    ------

   Net cash provided by (used in) operating
     activities. . . . . . . . . . . . . . . . . . .         (240)    1,750
                                                           ------    ------

Cash flow from investing activities:
   Purchase of fixed assets. . . . . . . . . . . . .         (124)      (86)
                                                           ------    ------
   Net cash (used in) investing activities . . . . .         (124)      (86)
                                                           ------    ------

Cash flows from financing activities:
   Principal payments on capital leases. . . . . . .          (31)      (14)
   Short-term borrowings (repayments). . . . . . . .         (474)   (2,466)
   Borrowings from (repayments to) parent. . . . . .            -        22
                                                           ------    ------
   Net cash provided by financing activities . . . .         (505)   (2,458)
                                                           ------    ------

Decrease in cash and cash equivalents. . . . . . . .         (869)     (794)
Cash and cash equivalents at beginning of
  period     . . . . . . . . . . . . . . . . . . . .        2,721     4,065
                                                           ------    ------
Cash and cash equivalents at end of period . . . . .       $1,852    $3,271
                                                           ------    ------
                                                           ------    ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest  . . . . . . . . . . . . . . . . . . . .         $853      $240
   Income taxes. . . . . . . . . . . . . . . . . . .          120       320



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

A capital lease obligation of $294 was incurred during the quarter ended October 31, 1996 when the Company entered into a lease for computer equipment and software.


                 See accompanying notes to financial statements.

                         Western Power & Equipment Corp.

                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION

The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1996 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1996 filed with the Securities and Exchange Commission.


2.   INVENTORIES

Inventories consist of the following:

                                           October 31,      July 31,
                                              1996            1996
                                              ----            ----

     Equipment:
       New equipment                         $51,036        $53,279
       Used equipment                          6,578          6,090
     Parts                                     6,761          6,320
                                             -------        -------


                                             $64,375        $65,689
                                             -------        -------
                                             -------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

GENERAL

Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective September 10, 1994, the Company also purchased from Case Corporation
(Case) two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case. The opening of a Stockton, California outlet was completed in March 1996. In June 1996 the Company completed the acquisition of GCS, Inc. bringing the total number of distribution outlets owned and operated by the Company to 18. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995.

Revenues for the three month period ended October 31, 1996 increased $8,060,000 or approximately 35% over the three month period ended October 31, 1995, due mainly to the contribution of the Sacramento and Stockton, California and Elko, Nevada stores which accounted for $6,008,000 of this increase in sales. Same store revenues increased $2,052,000 or 8.9% for the three month period ended October 31, 1996, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments.

The Company's gross profit margin of 12.1% for the three month period ended October 31, 1996 was up from the prior year comparative period margin of 11.7%. The increase in gross profit margins was a result of the Company's ability to capitalize on the cash discounts offered by Case on the purchase of new equipment. Also, while sales were up across all departments for the quarter ended October 31, 1996, higher-margin parts and service sales made up a higher percentage of sales than in the prior year bringing the consolidated margin up. These gross margin improvements offset the impact of a gross margin sharing provision of the purchase agreement with GCS, Inc., which called for the split of gross margin between GCS and the Company for backlogged sales made prior to the closing of this acquisition in June 1996. Now that nearly all of the backlogged GCS sales have been delivered, the Company will retain the full gross margin on future sales of GCS-related equipment.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were down slightly although above management's goal of 7% of sales. While executive management is still fine-tuning the Company's organizational model, they are confident it will prove to be the most efficient and cost-effective means of management in this era of consolidation in the equipment distribution industry.

Interest expense for the three months ended October 31, 1996 of $853,000 was up significantly from the $240,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support the Company's higher equipment sales level including a significant investment in equipment dedicated to the rental fleet. In addition, the Company was also caught with an imbalance in its equipment inventory mix when the paper pulp market in the Pacific Northwest, which utilizes the Company's log loaders, experienced a tightening this past year. The Company is currently working several deals which will bring the inventory of log loaders down to an acceptable level.

The effective tax rate for the three months ended October 31, 1996 was consistent with the prior year at 38%. The Company anticipates the effective tax rate to remain at statutory rates for the foreseeable future.

Although sales were ahead, the increase in operating and interest expenses offset the sales increase such that net income for the quarter ended October 31, 1996 was virtually the same as the prior year. The dilutive effect of outstanding stock options resulted in an increase in average common shares and equivalents outstanding resulting in earnings per share of $.14 compared to the prior year results of $.15.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from four to twelve months after which interest commences to accrue monthly at rates ranging from 2% to 3% over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 1996, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $38,934,000.

In order to take advantage of the 4% cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On October 31, 1996, approximately $16,204,000 was outstanding under such line of credit, the principal of which bears interest at .125 percent over the bank's prime rate and is subject to annual review and renewal on June 1, 1997.

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

On June 11, 1996, the Company acquired the operating assets of GCS, Inc. ("GCS"), a California-based, closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. The Company will operate the GCS business from an existing location in Fullerton, California and from the Company's existing facility in Sacramento, California. The purchase price for the GCS assets was $1,655,000. This transaction was accounted for as a purchase.

During the quarter ended October 31, 1996, cash and cash equivalents decreased by $869,000 primarily due an increase in accounts receivable due to increased sales partially offset by a decrease in inventories. The Company had negative cash flow from operating activities during the quarter of $240,000 reflecting this increase in receivables. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets.

The Company has signed a letter of intent to acquire Sahlberg Equipment, Inc., a Pacific Northwest distributor of non-competing lines of equipment including asphalt pavers, snow blowers, street sweepers, compactors and several other lines. The Sahlberg Equipment acquisition is structured as an asset purchase for cash and completion is subject to normal closing conditions. Closing of this deal is expected on or about January 1, 1997.

The Company's cash and cash equivalents of $1,852,000 as of October 31, 1996 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with several financing institutions to expand the credit available to the Company to accommodate the Sahlberg acquisition.

PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS.                                    NONE

          B.   REPORTS ON FORM 8-K.                         NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

December 13, 1996

                    By:  /s/Thomas D. Berkompas
                         ------------------------------------------
                         Thomas D. Berkompas
                         Vice President, Chief Accounting and Chief
                         Financial Officer