Form 10-Q
period 1997-01-31
WESTERN POWER & EQUIPMENT CORP
filed 1997-03-13
CIK 939729

                                           FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                        For the Quarter Ended January 31, 1997
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


              YES    X                      NO
                  ------                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Title of Class                         Number of shares
             Common Stock                             Outstanding
       (par value $.001 per share)                      3,533,462

                            WESTERN POWER & EQUIPMENT CORP.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                  Page Number

    Item 1.   Financial Statements

     Consolidated Balance Sheet
       January 31, 1997 (Unaudited) and July 31, 1996 . . . . . . . .1

     Consolidated Statement of Operations
       Three months ended January 31, 1997 (Unaudited)
       and January 31, 1996 (Unaudited) . . . . . . . . . . . . . . .2

     Consolidated Statement of Operations
       Six months ended January 31, 1997 (Unaudited)
       and January 31, 1996 (Unaudited) . . . . . . . . . . . . . . .3

     Consolidated Statement of Cash Flows
       Six months ended January 31, 1997 (Unaudited)
       and January 31, 1996 (Unaudited) . . . . . . . . . . . . . . .4

     Notes to Consolidated Financial Statements . . . . . . . . . . .5 - 6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Operating Results . . . . . . .6 - 10


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .N/A

    Item 2.   Changes in Securities . . . . . . . . . . . . . . . . .N/A

    Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .N/A

    Item 4.   Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . . . . .11

    Item 5.   Other Information . . . . . . . . . . . . . . . . . . .N/A

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .11

 ITEM 1.
                           WESTERN POWER & EQUIPMENT CORP.
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)


                                                   January 31,       July 31,
                                                       1997            1996
                                                   -----------       --------
                                                    (Unaudited)
                ASSETS
                ------
Current assets:
Cash and cash equivalents . . . . . . . . .              $ 815        $ 2,721
Accounts receivable, less allowance for
  doubtful accounts of $680 and $519. . . .              9,203          6,506
Inventories . . . . . . . . . . . . . . . .             61,964         65,689
Prepaid expenses. . . . . . . . . . . . . .                129             43
Deferred income taxes . . . . . . . . . . .                556            556
                                                       -------        -------
    Total current assets. . . . . . . . . .             72,667         75,515

Property, plant and equipment, net. . . . .              7,678          7,031
Intangibles and other assets. . . . . . . .              2,872          2,744
                                                       -------        -------
    Total assets. . . . . . . . . . . . . .            $83,217        $85,290
                                                       -------        -------
                                                       -------        -------
               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under floor plan financing . .            $44,853        $54,364
  Short-term borrowings . . . . . . . . . .              5,672            963
  Accounts payable. . . . . . . . . . . . .              3,751          2,414
  Accrued payroll and vacation. . . . . . .                543            793
  Other accrued liabilities . . . . . . . .              1,929          1,384
  Income taxes payable. . . . . . . . . . .               (131)            37
  Capital lease obligation. . . . . . . . .                104             46
  Covenant Not to Compete . . . . . . . . .                 96              -
  Payable to parent . . . . . . . . . . . .                188            188
                                                       -------        -------
    Total current liabilities . . . . . . .             57,005         60,189

Covenant Not to Compete . . . . . . . . . .                100              -
Deferred income taxes . . . . . . . . . . .                384            383
Capital lease obligation. . . . . . . . . .              1,814          1,656
Long-term borrowings. . . . . . . . . . . .              1,268          1,268
                                                       -------        -------
    Total liabilities . . . . . . . . . . .             60,571         63,496
                                                       -------        -------

Commitments and contingencies

Stockholders' equity:
Preferred stock-10,000,000 shares authorized;
  none issued and outstanding . . . . . . .                  -              -
Common stock-$.001 par value; 20,000,000
  shares authorized; 3,533,462 issued and
  outstanding . . . . . . . . . . . . . . .                  4              4
Additional paid-in capital. . . . . . . . .             16,047         16,047
Retained earnings . . . . . . . . . . . . .              6,595          5,743
                                                       -------        -------
    Total stockholders' equity. . . . . . .             22,646         21,794
 . . . . . . . . . . . . . . . . . . . . . .            -------        -------

    Total liabilities and stockholders'
      equity. . . . . . . . . . . . . . . .            $83,217        $85,290
                                                       -------        -------
                                                       -------        -------
                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                   (Dollars in thousands, except per share amounts)



                                                          Three Months Ended
                                                              January 31,
                                                          1997           1996
                                                          ----           ----

Net sales . . . . . . . . . . . . . . . . .              $34,988        $25,772

Cost of goods sold. . . . . . . . . . . . .               31,387         23,044
                                                         -------        -------
Gross profit. . . . . . . . . . . . . . . .                3,601          2,728

Selling, general and administrative
 expenses . . . . . . . . . . . . . . . . .                2,384          1,803

Other (income) expense:
  Interest expense. . . . . . . . . . . . .                  825            501
  Other income. . . . . . . . . . . . . . .                 (154)           (77)
                                                          -------        -------
Income before taxes . . . . . . . . . . . .                  546            501

Income tax provision. . . . . . . . . . . .                  211            183
                                                         -------        -------
Net income. . . . . . . . . . . . . . . . .              $   335        $   318
                                                         -------        -------
                                                         -------        -------
Earnings per common share . . . . . . . . .              $  0.09        $  0.09
                                                         -------        -------
                                                         -------        -------
Weighted average common shares. . . . . . .                3,582          3,533
                                                         -------        -------
                                                         -------        -------





                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                   (Dollars in thousands, except per share amounts)




                                                           Six Months Ended
                                                            January 31,
                                                       1997           1996
                                                       ----           ----

Net sales . . . . . . . . . . . . . . . . .         $66,201        $48,925

Cost of goods sold. . . . . . . . . . . . .          58,835         43,493
                                                    -------        -------

Gross profit. . . . . . . . . . . . . . . .           7,366          5,432

Selling, general and administrative expenses          4,635          3,522

Other (income) expense:
Interest expense. . . . . . . . . . . . . .           1,678            741
Other income. . . . . . . . . . . . . . . .            (334)          (175)
                                                    -------        -------

Income before taxes . . . . . . . . . . . .           1,387          1,344

Income tax provision. . . . . . . . . . . .             535            503
                                                    -------        -------

Net income. . . . . . . . . . . . . . . . .         $   852        $   841
                                                    -------        -------
                                                    -------        -------

Earnings per common share . . . . . . . . .         $  0.23        $  0.24
                                                    -------        -------
                                                    -------        -------

Weighted average common shares. . . . . . .           3,600          3,533
                                                    -------        -------
                                                    -------        -------





                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in thousands)

                                                         Six Months Ended
                                                           January 31,
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . .          $  852         $  841
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation. . . . . . . . . . . . . .             513            373
    Amortization. . . . . . . . . . . . . .              59             32
    Changes in assets and liabilities:
        Accounts receivable . . . . . . . .          (2,697)         2,318
        Inventories . . . . . . . . . . . .           3,725         (3,790)
        Floor plan financing. . . . . . . .          (9,511)         3,583
        Prepaid expenses. . . . . . . . . .             (86)           (60)
        Accounts payable. . . . . . . . . .           1,337           (839)
        Accrued payroll and vacation. . . .            (250)          (243)
        Other accrued liabilities . . . . .             545           (164)
        Income taxes payable. . . . . . . .            (168)          (324)
        Other assets. . . . . . . . . . . .              10              5
                                                      ------        -------
Net cash provided by (used in) operating
 activities . . . . . . . . . . . . . . . .          (5,671)         1,732
                                                      ------        -------

Cash flow from investing activities:
Purchase of fixed assets. . . . . . . . . .            (867)          (316)
Proceeds on sale of fixed assets. . . . . .               -          2,078
                                                      ------        -------
Net cash (used in) investing activities . .            (867)         1,762
                                                      ------        -------

Cash flows from financing activities:
Principal payments on capital leases. . . .             (77)           (34)
Short-term borrowings (repayments). . . . .           4,709          4,599
Borrowings from (repayments to) parent. . .               -             22
                                                      ------        -------
Net cash provided by financing activities .           4,632         (4,611)
                                                      ------        -------

Decrease in cash and cash equivalents . . .          (1,906)        (1,117)
Cash and cash equivalents at beginning of
 period . . . . . . . . . . . . . . . . . .           2,721          4,065
                                                      ------        -------
Cash and cash equivalents at end of period.          $  815        $ 2,948
                                                      ------        -------
                                                      ------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest. . . . . . . . . . . . . . . . . .          $1,678        $   741
Income taxes. . . . . . . . . . . . . . . .             703            827

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended October 31, 1996, the Company incurred a capital lease obligation of $293 for computer equipment and software. During the quarter ended January 31, 1997, the Company incurred a total obligation of $200 for noncompete agreements executed as part of the acquisition of the operating assets of Sahlberg Equipment, Inc.

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


2.  INVENTORIES
Inventories consist of the following:
                                           January 31,       July 31,
                                                 1997           1996
                                                ------         ------
    Equipment:
      New equipment                            $47,231        $53,279
      Used equipment                             7,696          6,090
      Parts                                      7,037          6,320
                                               -------        -------

                                               $61,964        $65,689
                                               -------        -------
                                               -------        -------

3.  FISCAL 1997 EVENTS

On January 17, 1997 the Company acquired the operating assets of Sahlberg Equipment, Inc.("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington, Portland, Oregon, Spokane, Washington and Anchorage, Alaska. The purchase price for the assets of Sahlberg was an aggregate of approximately $5,290, consisting of $3,844 for equipment inventory, $797 for parts inventories, $625 for fixed assets, and $24 for work-in-process.

The majority of the purchase price was financed through a loan agreement with Case Credit Corporation ("Case Credit"). Under the loan agreement, the Company obtained two term loans from Case Credit in the amounts of $3,844 for equipment inventory (the "Equipment Note") and $1,422 for parts inventories and fixed assets (the "Parts Note"), respectively. Both term loans bear interest at 9.25% which is payable monthly in arrears. The Equipment Note is payable in a single balloon payment on January 17, 1998, provided, however, that in the event the Company sells any of the items of inventory securing the note prior to January 17, 1998, the principal portion of the note represented by such sold equipment becomes due and payable at that time. The Parts Note is payable in twelve equal monthly installments of principal and interest beginning February 21, 1997. Both notes are cross-collateralized and secured by all the assets acquired in the Sahlberg acquisition as well as certain accounts receivable of the Company. Simultaneous with the closing of the Sahlberg acquisition, the Company entered into sublease agreements for each of the four facilities (all subleases are net leases with payment of insurance, property taxes and maintenance costs by the Company).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

GENERAL

Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective September 10, 1994, the Company also purchased from Case Corporation
(Case) two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case. The opening of a Stockton, California outlet was completed in March 1996. In June 1996 the Company completed the acquisition of GCS, Inc., a California distributor of highway maintenance equipment with offices in Sacramento and Fullerton. In January 1997, the Company completed the acquisition of the operating assets of Sahlberg Equipment Inc., a four-store Pacific Northwest distributor of construction equipment, bringing the total number of distribution outlets owned and operated by the Company to 23. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

RESULTS OF OPERATIONS

The Three and Six Months ended January 31, 1997 compared to the Three and Six Months ended January 31, 1996.

Revenues for the three month period ended January 31, 1997 increased $9,216,000 or approximately 36% over the three month period ended January 31, 1996, due mainly to the contribution of the stores acquired or opened in the last year in Sacramento, Fullerton, Stockton, and Redding, California and Elko, Nevada which accounted for $6,850,000 (74%) of this increase in sales.

Same store revenues increased $2,032,000 or 8% for the three month period ended January 31, 1997, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments. In the three month period ended January 31, 1997, new equipment revenues increased $5,542,000, used equipment revenues increased $1,147,000, and parts revenues increased $1,893,000 over the quarter ended January 31, 1996.

Revenues for the six month period ended January 31, 1997 increased $17,277,000 or approximately 35% over the six month period ended January 31, 1996. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $12,858 (74%) of the increase in sales. Same store revenues increased $4,084,000 or 8% for the six month period ended January 31, 1997, as compared to the six month period ended January 31, 1996. For the six month period ended January 31, 1997, sales in all departments were up at least 30% compared to the same period in the prior year.

The Company's gross profit margin of 10.3% for the three month period ended January 31, 1997 was down slightly from the prior year comparative period margin of 10.6%. The decrease in gross profit margins was the result of a slight decrease in higher margin service revenue as a percentage of sales and also the effect of absorbing the full costs of recent acquisitions while sales from these acquisitions are being ramped up. For the six month period ended January 31, 1997, the Company's gross margin was unchanged from the six month period ended January 31, 1996, at 11.1%.

For the three month period ended January 31, 1997, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were down slightly from 7.0% to 6.8% of sales. SG&A expenses for the six month period ended January 31, 1997 were 7.0% of sales compared to 7.2% of sales for the prior year six month period, reflecting management's ongoing efforts to streamline operations and efficiently integrate newly opened and acquired operations. Executive management is still fine-tuning the Company's organizational model and believes it will prove to be an efficient and cost-effective means of managing a business engaged in consolidation and operation of construction equipment distributors.

Interest expense for the three months ended January 31, 1997 of $825,000 was up significantly from the $501,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support the Company's higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet. Although higher than anticipated equipment sales in December and January resulted in an inventory reduction from the prior quarter, the effect of such reduction on interest expense will not be realized until the quarter ending April 30, 1997. Interest expense for the six month period ended January 31, 1997 was $1,678,000 compared to $741,000 for the six month period ended January 31, 1996, due to the increased inventory carried by the Company.

The effective tax rate for the three and six months ended January 31, 1997 was approximately 38%, which is slightly higher than the 37% effective tax rate for the prior year comparative periods. The Company anticipates the effective tax rate to remain at a similar level for the foreseeable future.

Although sales were ahead, the increase in operating and interest expenses mostly offset the sales increase. In addition, the increased number of shares outstanding, in combination with the increases in operating and interest expenses, result in net income for the quarter ended January 31, 1997 being the same as the prior year comparable quarter, at $.09 per share. For the six month period ended January 31, 1997, earnings per share were $0.23, a slight decrease from the $0.24 earnings per share for the six month period ended January 31, 1996 due to a slightly higher number of outstanding shares and the previously mentioned expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, the Company's primary sources of external liquidity were contributions to the Company by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells and Seattle-First National Bank ("Seafirst Bank"). In addition, in fiscal 1995, the Company completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to AUGI and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under inventory floor planning arrangements, the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 1997, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $30,050,000.

In order to take advantage of the 4% cash discount offered by Case, and to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment, or equipment to be held for rental purposes. On January 31, 1997, approximately $14,803,000 was outstanding under such line of credit, the principal of which bears interest at .25 percent over Seafirst Bank's prime rate and is subject to annual review and renewal on June 1, 1997.

Amounts owing under these floor plan financing agreements are secured by inventory purchases financed by these lenders, as well as all proceeds from the sale or rental of such inventory, including accounts receivable thereto.

On October 19, 1995, the Company entered into a purchase and sale agreement with an unrelated party for the Auburn, Washington facility, subject to the execution of a lease. Under the terms of this agreement, which closed on December 1, 1995, the Company sold the property and is leasing it back from the purchaser. In accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

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

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"). MRR is a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20 year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease, while the land portion of the lease qualifies for treatment as an operating lease.

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

On June 11, 1996, the Company acquired the operating assets of GCS, Inc. ("GCS"), a California-based, closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for street and highway maintenance. The Company operates the GCS business from an existing location in Fullerton, California and from the Company's existing facility in Sacramento, California. The purchase price for the GCS assets was $1,655,000. This transaction was accounted for as a purchase.

On January 17, 1997, the Company acquired the operating assets of Sahlberg Equipment, Inc., a four-store Pacific Northwest distributor of construction equipment, for $5,289,616. The purchase price consisted of $3,844,152 in equipment inventory, $796,914 in parts inventory. $625,326 in fixed assets, and $23,224 in work-in-process. The majority of the purchase was financed by the proceeds of two term loans from Case Credit Corporation carrying interest rates of 9.25 percent. The acquisition has been accounted for as a purchase.

During the six months ended January 31, 1997, cash and cash equivalents decreased by $1,906,000, primarily due to an increase in accounts receivable due to increased sales and payments reducing floor plan financing. The decrease was partially offset by a decrease in inventories and an increase in other short-term borrowing. The Company had negative cash flow from operating activities of $5,671,000 during the quarter ended January 31, 1997, chiefly as a result of the transfer of floor plan financing to other short-term borrowing. Purchases of fixed assets during the quarter were related mainly to the opening of new distribution outlets and the Sahlberg acquisition.

The Company's cash and cash equivalents of $815,000 as of January 31, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months. In addition, the Company is currently in negotiations with several financing institutions to expand the credit available to the Company to accommodate the continued growth of the Company.

PART II. OTHER INFORMATION

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 4, 1996, the Company held its 1996 Annual meeting of Stockholders (the "Annual Meeting"). Each director holding office prior to the date of the Annual Meeting, Messrs. C. Dean McLain, Robert M. Rubin, Harold Chapman, Jr., and James Penland, were the only persons nominated for election at the Annual Meeting, and each of such persons was reelected at the Annual Meeting for another term as director. The votes recorded for election of each nominee for director were the following:


Name                         For          Against      Abstention
----                      ---------      -------      ----------
C. Dean McLain           3,462,005          -0-          5,460
Robert M. Rubin          3,462,005          -0-          5,460
Harold Chapman, Jr.      3,462,005          -0-          5,460
James Penland            3,462,005          -0-          5,460


         Votes were also cast, and proposals approved, at the Annual Meeting for (i) ratification of the reappointment of Price Waterhouse, LLP as the Company's independent auditors for the 1997 fiscal year (3,438,305 votes in favor, 3,260 votes against, 900 abstentions and 25,000 broker non-votes),
    (ii) the increase in the number of shares of Common Stock underlying options which may be granted under the Company's Employee Stock Option Plan (2,163,485 votes in favor, 34,785 votes against, 1,150 abstentions, and 1,268,045 broker non-votes) and (iii) the adoption of a Non-employee Director Formula Stock Option Plan (2,158,960 votes in favor, 22,860 votes against, 22,100 abstentions and 1,263,545 broker non-votes).

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS.                                         NONE

         B.   REPORTS ON FORM 8-K.

              Form 8-K filed February 3, 1997 reporting on the acquisition of the operating assets of Sahlberg Equipment, Inc.

                                      SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

March 12, 1997

                    By: /s/Mark J. Wright
                       -------------------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer