Form 10-Q
period 1997-04-30
WESTERN POWER & EQUIPMENT CORP
filed 1997-06-11
CIK 939729

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                         For the Quarter Ended April 30, 1997
                            Commission File Number 0-26230


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

                           WESTERN POWER & EQUIPMENT CORP.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                  Page Number

    Item 1.   Financial Statements


     Consolidated Balance Sheet
       April 30, 1997 (Unaudited) and July 31, 1996........          1

     Consolidated Statement of Operations
       Three months ended April 30, 1997 (Unaudited)
       and April 30, 1996 (Unaudited)......................          2

     Consolidated Statement of Operations
       Nine months ended April 30, 1997 (Unaudited)
       and April 30, 1996 (Unaudited)......................          3

     Consolidated Statement of Cash Flows
       Nine months ended April 30, 1997 (Unaudited)
       and April 30, 1996 (Unaudited)......................          4

     Notes to Consolidated Financial Statements............          5 - 6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Operating Results....          6 - 10


PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings............................          N/A

    Item 2.   Changes in Securities........................          N/A

    Item 3.   Defaults Upon Senior Securities..............          N/A

    Item 4.   Submission of Matters to a Vote of Security
              Holders......................................          N/A

    Item 5.   Other Information............................          N/A

    Item 6.   Exhibits and Reports on Form 8-K.............          11

ITEM 1.
                           WESTERN POWER & EQUIPMENT CORP.
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)


                                                             April 30, July 31,

                                                               1997      1996
                                                           ----------   --------
                                                            (Unaudited)
                                        ASSETS
Current assets:
    Cash and cash equivalents..........................       $ 358     $ 2,721
    Accounts receivable, less allowance for
      doubtful accounts of $656 and $519...............      11,736       6,506
    Inventories........................................      72,891      65,689
    Prepaid expenses...................................         120          43
    Deferred income taxes..............................         556         556
                                                            -------     -------
        Total current assets...........................      85,661      75,515

    Property, plant and equipment, net.................       7,598       7,031
    Intangibles and other assets.......................       2,910       2,744
                                                            -------     -------

        Total assets...................................     $96,169     $85,290
                                                            -------     -------
                                                            -------     -------

                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under floor plan financing..............     $51,217     $54,364
    Short-term borrowings..............................       4,612         963
    Accounts payable...................................      11,085       2,414
    Accrued payroll and vacation.......................         678         793
    Other accrued liabilities..........................       2,150       1,384
    Income taxes payable...............................        (482)         37
    Capital lease obligations..........................         105          46
    Covenant Not to Compete............................          96           -
    Payable to parent..................................          94         188
                                                            -------     -------
        Total current liabilities......................      69,555      60,189

Covenant Not to Compete.................................         75           -
Deferred income taxes...................................        384         383
Capital lease obligations...............................      1,784       1,656
Long-term borrowings....................................      1,268       1,268
                                                            -------     -------
        Total liabilities..............................      73,066      63,496
                                                            -------     -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding......................           -           -
    Common stock-$.001 par value; 20,000,000
      shares authorized; 3,533,462 issued and
      outstanding......................................           4           4
    Additional paid-in capital.........................      16,047      16,047
    Retained earnings..................................       7,052       5,743
                                                            -------     -------
        Total stockholders' equity.....................      23,103      21,794
                                                            -------     -------

        Total liabilities and stockholders'
          equity.......................................     $96,169     $85,290
                                                            -------     -------
                                                            -------     -------

               See accompanying notes to financial statements.

                   See accompanying notes to financial statements.
                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                   (Dollars in thousands, except per share amounts)




                                                            Three Months Ended
                                                                 April 30,
                                                             1997       1996
                                                            -------   --------

Net sales..............................................     $42,043    $26,136

Cost of goods sold.....................................      37,444     22,854
                                                            -------    -------

Gross profit...........................................       4,599      3,282

Selling, general and administrative expenses...........       2,974      2,099

Other (income) expense:
    Interest expense...................................         894        440
    Other (income) expense.............................         (41)      (103)

                                                            -------    -------
Income before taxes....................................         772        846

Income tax provision...................................         313        321
                                                            -------    -------

Net income.............................................     $   459    $   525
                                                            -------    -------
                                                            -------    -------

Earnings per common share..............................     $  0.13    $  0.15
                                                            -------    -------
                                                            -------    -------

Weighted average common shares.........................       3,638      3,533
                                                            -------    -------
                                                            -------    -------


                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                   (Dollars in thousands, except per share amounts)




                                                             Nine Months Ended
                                                                 April 30,
                                                             1997      1996
                                                           --------   --------

Net sales..............................................    $108,244    $75,061

Cost of goods sold.....................................      96,279     66,347
                                                            -------    -------

Gross profit...........................................      11,965      8,714

Selling, general and administrative expenses...........       7,609      5,620

Other (income) expense:
    Interest expense...................................       2,572      1,182
    Other (income) expense.............................        (374)      (279)
                                                            -------    -------

Income before taxes....................................       2,158      2,191

Income tax provision...................................         848        825
                                                            -------    -------

Net income.............................................     $ 1,310    $ 1,366
                                                            -------    -------
                                                            -------    -------

Earnings per common share..............................     $  0.36    $  0.38
                                                            -------    -------
                                                            -------    -------

Weighted average common shares.........................       3,611      3,565
                                                            -------    -------
                                                            -------    -------


                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in thousands)
                                                            Nine Months Ended
                                                                  April 30,
                                                              1997       1996
                                                            -------    -------
Cash flows from operating activities:
    Net income........................................      $ 1,310    $ 1,366
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation..................................          803        591
        Amortization..................................            4         49
        (Gain) Loss on sale of fixed assets...........          (17)         -
        Changes in assets and liabilities:
            Accounts receivable.......................       (5,231)       810
            Inventories...............................       (7,203)   (10,450)
            Floor plan financing......................       (3,147)     8,050
            Prepaid expenses..........................          (76)       (79)
            Accounts payable..........................        8,667        442
            Accrued payroll and vacation..............         (115)       (23)
            Other accrued liabilities.................          766        535
            Income taxes payable......................         (519)      (135)
            Other assets..............................           14       (106)
                                                            -------    -------
Net cash provided by (used in) operating
     activities.......................................       (4,744)     1,050
                                                            -------    -------

Cash flow from investing activities:
    Purchase of fixed assets..........................       (1,081)      (538)
    Purchase of intangibles...........................           (8)     2,078
    Proceeds on sale of fixed assets..................           21       (603)
                                                            -------    -------
    Net cash provided by (used in)
      investing activities............................       (1,068)       937
                                                            -------    -------

Cash flows from financing activities:
    Principal payments on capital leases..............         (105)       (53)
    Short-term borrowings (repayments)................        3,648     (4,091)
    Borrowings from (repayments to) parent............          (94)        22
                                                            -------    -------
    Net cash provided by financing activities.........        3,449     (4,122)
                                                            -------    -------

Decrease in cash and cash equivalents..................      (2,363)    (2,135)
Cash & cash equivalents at beginning of period.........       2,721      4,065
                                                            -------    -------
Cash and cash equivalents at end of period.............      $  358     $1,930
                                                            -------    -------
                                                            -------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest..........................................       $2,572     $1,182
    Income taxes......................................          832        961

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


2.  INVENTORIES

Inventories consist of the following:
                                                          April 30,   July 31,
                                                            1997       1996
                                                            ----       ----
    Equipment:
      New equipment                                         $56,680    $53,279
      Used equipment                                          8,097      6,090
      Parts                                                   8,114      6,320
                                                            -------    -------

                                                            $72,891    $65,689
                                                            -------    -------
                                                            -------    -------

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

On June 5, 1997, the Company obtained a $75 million inventory flooring and operating line of credit through Deutsche Financial Services. The Company expects to use this borrowing facility to lower flooring related interest expense by financing the purchase of equipment from Case and its other vendors with amounts advanced under this line of credit, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected, such as projected sales levels, expense reductions, reduced interest expense, and increased inventory turnover, one or more of which may not be realized.

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

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED APRIL 30, 1996.

Revenues for the three month period ended April 30, 1997 increased $15,907,000 or approximately 61% over the three month period ended April 30, 1996, due mainly to the contribution of the stores acquired or opened in the last year in Sacramento, Fullerton, Stockton, and Redding, California, Elko, Nevada, Kent and Spokane, Washington, Anchorage, Alaska, and Portland, Oregon, which accounted for $10,786,000 (68%) of this increase in sales. Same store revenues increased $5,121,000 or 22% for the three month period ended April 30, 1997, as compared to the prior year period. The increase in same store revenues resulted from higher sales across all departments. In the three month period ended April 30, 1997, new equipment revenues increased $10,897,000, used equipment revenues increased $1,084,000, parts revenues increased $2,991,000, rental revenues increased $317,000, and service revenues increased $618,000 over the quarter ended April 30, 1996.

Revenues for the nine month period ended April 30, 1997 increased $33,183,000 or approximately 44% over the nine month period ended April 30, 1996. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $23,644,000 (71%) of the increase in sales. Same store revenues increased $9,205,000 or 12% for the nine month period ended April 30, 1997, as compared to the nine month period ended April 30, 1996. For the nine month period ended April 30, 1997, sales in all departments were up compared to the same period in the prior year.

The Company's gross profit margin of 10.9% for the three month period ended April 30, 1997 was down from the prior year comparative period margin of 12.6%. The decrease in gross profit margins was partly the result of a decrease in higher margin rental revenue as a percentage of sales, and also lower margins on new equipment sales. For the nine month period ended April 30, 1997, the Company's gross margin was 11.1%, a slight decrease from the 11.6% for the nine month period ended April 30, 1996 due to the same factors indicated above.

For the three month period ended April 30, 1997, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were down from 8.0% to 7.1% of sales. SG&A expenses for the nine month period ended April 30, 1997 were 7.0% of sales compared to 7.5% of sales for the prior year nine month period, reflecting management's recent efforts to streamline operations and efficiently integrate newly opened and acquired operations. Executive management is still fine-tuning the Company's organizational model and believes further reduction in SG&A expenses as a percentage of sales can be achieved.

Interest expense for the three months ended April 30, 1997 of $894,000 was up significantly (103%) from the $440,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support the increased number of facilities operated by the Company and the Company's higher equipment sales level, including an increase in equipment dedicated to the rental fleet of $3,178,000 in the three months ended April 30, 1997 compared with the same period a year ago. Interest expense increased 118% for the nine month period ended April 30, 1997 to $2,572,000 compared to $1,182,000 for the nine month period ended April 30, 1996, due mainly to the increased inventory carried by the Company. Management expects that interest expense will decrease relative to sales as the company continues to rationalize its inventory levels and realizes the benefits of its newly acquired financing facility through Deutsche Financial Services.

The effective tax rate for the three months ended April 30, 1997 was approximately 41%, which is slightly higher than the 38% effective tax rate for the prior year comparative period due in part to higher Delaware franchise taxes. The Company anticipates the effective tax rate to remain at a similar level for the foreseeable future.

Although sales were well ahead of the prior year comparative period, the decrease in gross margins along with the increase in operating and interest expenses offset the sales increase, resulting in net income for the quarter ended April 30, 1997 of $0.13 per share as compared to $0.15 in the prior year comparable quarter. For the nine month period ended April 30, 1997, earnings per share were $0.36, a slight decrease from the $0.38 earnings per share for the nine month period ended April 30, 1996 due to the previously mentioned expense increases and reduced gross margins. Management expects its efforts to streamline expenses, increase inventory turns, and increase revenues to result in more net income as a percentaage of sales in future periods.

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

Under inventory floor planning arrangements, the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 1997, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $34,460,000.

In order to take advantage of the cash discounts offered by Case, and to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and provides a $17,500,000 line of credit which can be used to finance new and used equipment, or equipment to be held for rental purposes. On April 30, 1997, approximately $16,757,000 was outstanding under such line of credit, the principal of which bears interest at .125 percent over Seafirst Bank's prime rate and is subject to annual review and renewal on June 1, 1997. As of June 1, 1997, the Seafirst line of credit was extended for 30 days pending ongoing renewal negotiations. On June 5, 1997, the Company obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable (85% advance rate), parts (advance rate of 50% of cost), new equipment (100% of book value advance rate), rental fleet (advance rate of 100% of net book value), and used equipment (advance rate of 93% of net book value). The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers and/or Seafirst, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate.

Amounts owing under the floor plan financing agreements are generally secured by inventory purchases financed by these lenders, as well as all proceeds from the sale and rental of such inventory, including related accounts receivable. Amounts owing under the DFS credit facility are secured by the Company's accounts receivable and parts and equipment inventory.

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

During the nine months ended April 30, 1997, cash and cash equivalents decreased by $2,363,000, primarily due to an increase in inventory. The decrease was partially offset by an increase in other short-term borrowing. The Company had positive cash flow from operating activities of $920,000 during the quarter ended April 30, 1997, chiefly a result of the increase in other short-term borrowing. Purchases of fixed assets during the quarter were related mainly to the opening of new distribution outlets and the Sahlberg acquisition.

The Company's cash and cash equivalents of $358,000 as of April 30, 1997 along with the new credit facility with DFS and the previously available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

PART II. OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS.                   DFS Loan Agreement (Exhibits omitted)

         B.   REPORTS ON FORM 8-K.        NONE

                                      SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

June 10, 1997

                                     By: /s/ Mark J. Wright
                                         -------------------------------------
                                         Mark J. Wright
                                         Vice President of Finance and
                                         Chief Financial Officer

                                  INDEX OF EXHIBITS


            EXHIBIT 1        LOAN AND SECURITY
                             AGREEMENT