Form 10-K405
period 1997-07-31
WESTERN POWER & EQUIPMENT CORP
filed 1997-10-29
CIK 939729

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

    FOR THE FISCAL YEAR ENDED JULY 31, 1997      COMMISSION FILE NUMBER 0-26230

                           WESTERN POWER & EQUIPMENT CORP.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                     91-1688446
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

4601 NE 77TH AVE, SUITE 200, VANCOUVER, WA                       98662
------------------------------------------                    -----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (360)253-2346
                                                   --------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

    As of October 21, 1996: (a) 3,533,462 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,533,462 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $8,050,676 based on the closing sale price of $5.25 per share on October 22, 1997.

                                        PART I


ITEM 1.  BUSINESS

GENERAL

    Western Power & Equipment Corp., a Delaware corporation (the "Company"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction equipment, parts and related products which are manufactured principally by Case Corporation ("Case"). The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums and mobile highway signs.

    The Company operates out of 23 retail distribution facilities located in the States of Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by the Company is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

    The Company's strategy is to accelerate the growth of its distribution business in the future. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. See "Growth Strategy."

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

    In September 1994, the Company purchased from Case certain assets used in connection with two additional Case retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California (the "1994 Acquisition"). The Company relocated its retail outlet in Fremont to Hayward, California in December 1994. The 1994 Acquisition included approximately $9,729,000 of various assets, including inventories of new and used Case construction equipment and service parts, as well as the real estate and buildings located in Sparks, Nevada. The purchase price was paid as follows:
(i) approximately $557,000 in cash; (ii) approximately $1,978,000 financed through installment notes bearing interest at a bank prime rate plus 2% and payable to Case over various periods through September 1996 for parts, used equipment, new allied equipment (non-Case manufactured items), shop


                                        -I-1-
tools and other assets; (iii) $2,175,000 in the form of the Sparks Real Estate Note due October 10, 1995; and (iv) approximately $5,019,000 for new Case manufactured equipment through secured inventory floor planning dealer financing with Case and its affiliates. The Sparks Real Estate Note was retired
October 10, 1995 using proceeds from the initial public offering. The Company has financed the property with an institutional lender in the amount of $1,330,000, secured by the Sparks, Nevada real estate.

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

    On January 17, 1997 the Company acquired the operating assets of Sahlberg Equipment, Inc.("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington, Portland, Oregon, Spokane, Washington and Anchorage, Alaska. The purchase price for the assets of Sahlberg was an aggregate of approximately $5,290,000, most of which was financed through a loan from Case Corporation secured by the Company's inventory and other assets.

GROWTH STRATEGY

    The Company's growth strategy focuses on acquiring additional existing distributorships, opening new locations and increasing sales at its existing locations.

    As opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as of dealers or distributors of industrial or construction equipment, and related parts, manufactured by companies other than Case.

    In addition to acquisitions, the Company plans to grow by opening new retail outlets. The strategy in opening addition retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

    The third prong of the Company's growth strategy is to expand sales at its existing locations in three ways. First, the Company will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. The Company has already added to its inventories products produced by quality manufacturers such as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, and Kawasaki. Second, the Company will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This growth will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, the Company plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing share of its revenues.

PRODUCTS


NEW CASE CONSTRUCTION EQUIPMENT.

    The construction equipment (the "Equipment") sold, rented, and serviced by the Company generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a smaller machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small quantities of material--e.g., dirt and rocks-- around a job site). Selling prices for these units range from $15,000 to $350,000 per piece of Equipment.

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

    The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for the Company's agreement to act as dealer, Case supplies to the Company items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Company's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangement currently provides the Company with interest free credit terms on new equipment purchases ranging from one to twelve months, depending upon the type of equipment floored, after which interest commences to accrue monthly at a rate per annum equal to 2% over the prime rate of interest. The invoice price of each item of Equipment is payable at the earlier of the time of its sale by the Company or 12 months after the date of shipment to the Company by Case. Other manufacturers represented by the Company offer similar supplies and marketing support along with terms which vary from cash upon delivery to interest-free, 12-month flooring.

OTHER PRODUCTS.

    Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 25% of the Company's net sales for fiscal year 1997 resulted from sales, rental, and servicing of products manufactured by companies other than Case, consistent with the 25% figure for fiscal year 1996.

    The Company's distribution business is divided into five general categories of activity: (i) New Equipment sales, (ii) Used Equipment sales, (iii) Equipment rentals, (iv) Equipment servicing, and (v) Parts sales.

NEW EQUIPMENT SALES.

    At each of its distribution outlets, the Company maintains a fleet of various Equipment for sale. The Equipment purchased for each outlet is selected by the Company's marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends. Subject to applicable limitations in the Company's manufacturers' dealer contracts, each distribution outlet has access to the Company's full inventory of Equipment.


    The Company provides only the standard manufacturer's limited warranty for new Equipment, generally a one-year parts and service repair warranty. Customers can purchase extended warranty contracts.

USED EQUIPMENT SALES AND RENTALS.

    The Company sells used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, the Company's used Equipment is generally sold "as is" and without a warranty.

EQUIPMENT RENTAL.

    The Company maintains a separate fleet of Equipment that it generally holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental
fleet, the Company adds new Equipment to its rental fleet as needed.   The
rental charges vary, with different rates for different types of Equipment rented.

EQUIPMENT SERVICING.

    The Company operates a service center and yard at each retail outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from the Company. The Company employs approximately 140 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by the Company. The Company has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by the Company, and independently marketing such contracts to its customers. The Company services items and types of Equipment which include those that are neither sold by the Company nor manufactured by Case.

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

SALES AND MARKETING

    The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 17,000 customers, with most being small business owners, none of which accounted for more than 5% of its total sales in the fiscal year ended July 31, 1997.


    For the fiscal year ended July 31, 1997, the revenue breakdown by source for the business operated by the Company was approximately as follows:

         New Equipment Sales                     58%
         Used Equipment Sales                    12%
         Rental Revenue                           8%
         Parts Sales                             18%
         Service Revenue                          4%
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

    The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company has commenced acceptance of orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 1997 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

    All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. The Company employed 73 Equipment salespersons on July 31, 1997.

    On July 31, 1997, the Company employed 5 product support salespersons who sell the Company's parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

SUPPLIERS

    The Company purchases the majority of its inventory of equipment and parts from Case. No other supplier accounted for more than 5% of such inventory purchases during fiscal 1997. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

EMPLOYEES

    At July 31, 1997, the Company employed 414 full-time employees. Of that number, 35 are in corporate administration for the Company, 24 are involved in administration at the branch locations, 104 are employed in Equipment sales and rental, 84 are employed in parts sales, and 167 are employed in servicing construction equipment. The Company believes that its relations with its employees are satisfactory.

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


    ITEM 2.   PROPERTIES

    The following table sets forth information as to each of the properties which the Company owns or leases:

                                                                Expiration                            Size/Square         Purchase
Location and Use                            Lessor                 Date          Annual Rental            Feet             Options
----------------                            ------                 ----          -------------            ----             -------
1745 N.E. Columbia Blvd.               Carlton O. Fisher,       12/31/2000       $67,500(1)           Approx. 4               No
Portland, Oregon 97211                 Nancy A. Harrison &                       CPI                  Acres;
(Retail sales, service, storage        Jane G. Whitbread                         adjustments          Building
and repair facilities)                                                                                17,622 sq.

1665 Silverton Road, N.E.              LaNoel Elston            7/10/98          $27,480(1)           Approx. 1 Acre;         No
Salem, Oregon 97303                    Myers Living Trust                                             Buildings
(Retail sales, service, storage                                                                       14,860 sq. ft.
and repair facilities)

1702 North 28th Street                 McKay Investment         6/14/2001        $69,000(1)           Approx. 5 Acres;        No
Springfield, Oregon 97477              Company                                                        Building
(Retail sales, service, storage                                                                       17,024 sq. ft.
and repair facilities)

West 7916 Sunset Hwy.                  Case Corporation         9/30/98          $58,404(1)           Approx. 5 Acres;        No
Spokane, Washington 99204                                                                             Building
(Retail sales, service, storage                                                                       19,200 sq. ft.
and repair facilities)

3217 Hewitt Avenue                     Dick Calkins             Month to         $40,320(1)           Approx. 2.5 Acres;      No
Everett, Washington 98201                                       Month                                 Building
(Retail sales, service, storage                                                                       12,483 sq. ft.
and repair facilities)

1901 Frontier Loop                     The Landon Group         4/30/2002        $40,500(1)           Approx. 7 Acres;        No
Pasco, Washington 99301                                                                               Building
(Retail sales, service, storage                                                                       14,200 sq. ft.
and repair facilities)

13184 Wheeler Road, N.E.               Maiers Industrial        Month to Month   $38,400(1)           Approx. 10 Acres;       No
Building 4                             Park                                                           Building
Moses Lake, Washington 98837                                                                          13,680 sq. ft.
(Retail sales, service, storage
and repair facilities)

63291 Nels Anderson Road               B&K Management Corp.     10/31/98         $31,800(1)           Approx.                 No
Bend, Oregon 97701                                                                                    3,600 sq. ft.
(Retail sales, service, storage
 and repair facilities)

4601 N.E. 77th Avenue                  Parkway Limited           9/30/99         $101,280              Approx.                No
Suite 200                              Partnership                                                     6,100 sq. ft.

---------------
     (1) Net lease with payment of insurance, property taxes and maintenance costs by Company.


                                                                Expiration                            Size/Square         Purchase
Location and Use                            Lessor                 Date          Annual Rental            Feet             Options
----------------                            ------                 ----          -------------            ----             -------
Vancouver, Washington 98662
(Executive Offices)

2702 W. Valley Hwy No.                 Avalon Island LLC        11/30/2015        $204,000(1)         Approx. 8 Acres;        No
Auburn, Washington 98001                                                                              Building
(Retail sales, service, storage                                                                       33,000 sq. ft.
and repair facilities)

500 Prospect Lane                      Frederick Peterson      9/15/2002         $26,496(1)         Approx. 1.9 acres;       No
Moxee, Washington 98936                                                                               Building
(Retail sales, service, storage                                                                       6,200 sq. ft.
and repair facilities)

2112 Wildwood Way                      James Ghia               5/31/98           $18,720             Approx. 1 Acre;         No
Elko, Nevada 89431                                                                                    Building
(Retail sales, service, storage                                                                       3,000 sq ft.
and repair facilities)

1455 Glendale Ave.                     Owned                    N/A               N/A                 Approx. 5 acres;        N/A
Sparks, Nevada 89431                                                                                  Building
(Retail sales, service, storage                                                                       22,475 sq. ft.
and repair facilities)

25886 Clawiter Road                    Fred Kewel II,           11/30/99          $110,088(1)         Approx. 2.8 acres;      No
Hayward, California 94545              Agency                                                         Building
(Retail sales, service, storage                                                                       21,580 sq. ft.
and repair facility)

3540 D Regional Parkway                Soiland                  2/28/98           $36,036(1)           Approx. 1.25 acres;    No
Santa Rosa, California  95403                                                     CPI adjustments      building
(Retail sales, service, storage                                                                        5,140 sq. ft.
and repair facility)

1751 Bell Avenue                       McLain-Rubin             3/1/2016          $204,000(2)          Approx. 8 Acres;       No
Sacramento, California 95838           Realty Group                                                    Buildings
(Retail sales, service, storage                                                                        35,941 sq. ft.
and repair facility)

1041 S. Pershing Avenue                Raymond Investment       3/14/2001         $36,000(1)           Approx. 2 Acres;       No
Stockton, California 95206             Corp.                                                           Buildings
(Retail sales, service, storage                                                                        5,000 sq. ft.
and repair facility)

1126 E. Truslow Avenue                 D. June Brecht,          Month to Month    $22,524(1)           Approx. .25 acre;      No
Fullerton, California  92631           Glen Brecht and                                                 Building

--------------
     (1) Net lease with payment of insurance, property taxes and maintenance costs by Company.

     (2) Net lease with payment of insurance, property taxes, and maintenance costs, including structural repairs, by Company.


                                                                Expiration                            Size/Square         Purchase
Location and Use                            Lessor                 Date          Annual Rental            Feet             Options
----------------                            ------                 ----          -------------            ----             -------
(Retail sales, service, storage        Marshal Brecht                                                 4,800 sq. ft.
and repair facility)

672 Brunken Avenue                     R. Jay De Serpa, Ltd.    7/31/98           $28,800(1)          Approx. .8 acre;        No
Salinas, CA  93301                                                                                    Building

(Retail sales, service, storage                                                                       4,000 sq. ft.
and repair facility)

13691 Whitaker Way                      D&J Enterprises         5/1/98            $77,700             Approx. 2 acres;        No
Portland, OR 97230                                                                                    Building
(Retail sales, service, storage                                                                       11,780 sq. ft.
and repair facility)

2535 Ellis Street                       Hart Enterprises        2/51/2002         $33,600             Approx. 2 acres;        No
Redding, OR 96001                                                                                     Building
(Retail sales, service, storage                                                                       6,200 sq. ft.
and repair facility)

1702 Ship Avenue                        D&J Enterprises         1/18/99           $94,200(1)          Approx. 4 acres;        No
Anchorage, AK 99501                                                                                   Building
(Retail sales, service, storage                                                                       11,800 sq. ft.
and repair facility)

913 S. Central                          McLain-Rubin            5/21/2017         $205,200(1)         Approx. 4.4 acres;      No
Kent, WA 98032                          Realty II                                 plus CPI            Building
(Retail sales, service, storage                                                   adjustments         21,400 sq. ft.
and repair facility)

85454 Highway 11                        Eagle Enterprises       9/1/98            $21,600             Approx. 0.5 acres;      No
Milton-Freewater, OR 97862                                                                            Building
(Retail sales, service, storage                                                                       1,000 sq. ft.
and repair facility)


    The Company's operating facilities are separated into six "hub" outlets and twelve "sub-stores". The hub stores are the main distribution centers located in Auburn and Spokane, Washington, Portland, Oregon, Sparks, Nevada, Hayward, California, and Sacramento, California, and the sub-stores are the smaller retail facilities located in Everett, Pasco, Moses Lake, Kent, and Yakima, Washington; Portland, Salem, Springfield, Milton-Freewater, and Bend, Oregon; Santa Rosa, Stockton, Fullerton, Redding, and Salinas, California; Elko, Nevada; and Anchorage, Alaska.

    All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

--------------
     (1) Net lease with payment of insurance, property taxes and maintenance costs by Company.


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

    The high and low closing prices for the Company's common stock by fiscal quarter for the period June 14, 1995 through July 31, 1997 were as follows:

                                                            HIGH            LOW
                                                           ------         ------
June 14, 1995 through July 31, 1995                        $7.375         $5.750

Fiscal 1996
1ST QUARTER - August 1, 1995 through October 31, 1995      $6.625         $4.000

2ND QUARTER - November 1, 1995 through January 31, 1996    $5.000         $3.875

3RD QUARTER - February 1, 1996 through April 30, 1996      $5.675         $4.000

4TH QUARTER - May 1, 1996 through July 31, 1996            $6.250         $4.375


Fiscal 1997
1ST QUARTER - August 1, 1996 through October 31, 1996      $5.250         $4.313

2ND QUARTER - November 1, 1996 through January 31, 1997    $5.375         $4.000

3RD QUARTER - February 1, 1997 through April 30, 1997      $5.500         $4.688

4TH QUARTER - May 1, 1997 through July 31, 1997            $5.500         $4.750



    The number of shareholders of record of the Company's Common Stock on October 1, 1997 was 40, and the number of beneficial holders of the Company's Common Stock is estimated by management to be over 1,000 holders.

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


                                        -II-1

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

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Fiscal Years Ended
                                                            July 31,
                                -------------------------------------------------------------------------------

                                              1997           1996           1995           1994          1993*
Net sales                                 $148,130       $106,555        $86,172        $67,370        $30,386
Gross profit                              $ 15,870       $ 12,649        $10,028        $ 8,231        $ 4,053
  (% of sales)                                  10.7           11.9           11.6           12.2           13.3
Selling, general and administrative       $ 11,194       $  7,827        $ 6,078        $ 5,295        $ 3,132
  (% of sales)                                   7.6            7.3            7.1            7.9           10.3
Income before income taxes                $  1,664       $  3,363        $ 2,602        $ 2,084        $   700
  (% of sales)                                   1.1            3.2            3.0            3.1            2.3
Tax rate (%)                                    42             38             38             27             24
Net income                                $    971       $  2,079        $ 1,613        $ 1,520        $   531
Net income per common share               $       .27    $       .58     $      .74     $      .75     $      .26
Shares used in net income per share
  calculations                               3,596          3,585          2,192          2,038          2,038

-----------------------------------------------------------------------------------------------------------------

Working capital                           $ 15,883       $ 15,326        $10,883        $ 3,957        $ 4,643
Long-term debt                            $  3,767       $  2,924        $    47        $    99        $ 2,714
Stockholders' equity                      $ 22,765       $ 21,794        $19,715        $10,051        $ 8,531
Total assets                              $107,423       $ 85,290        $67,192        $46,040        $42,383
-----------------------------------------------------------------------------------------------------------------

*   Nine months ended July 31, 1993.


                                        -II-2-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report.

GENERAL

    Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective September 10, 1994, the Company also purchased from Case two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case as further described in Note 2 to the Consolidated Financial Statements. The opening of a Stockton, California outlet was completed in March 1996. In June 1996, the Company completed the acquisition of GCS, Inc. bringing the total number of distribution outlets owned and operated by the Company to 18. In September, 1996, the Company opened a new distribution outlet in Milton-Freewater, Oregon bringing the total number of distribution outlets owned and operated by the Company to 19. In January 1997, the Company opened a new store in Redding, California bringing the total number of distribution outlets owned and operated by the Company to 20. Also in January 1997, the Company acquired substantially all of the assets of Sahlberg Equipment, Inc. and continues to operates its stores in Kent, Washington, Portland, Oregon, and Anchorage, Alaska bringing the total number of distribution outlets owned and operated by the Company to 23. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

    Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected, such as projected sales levels, expense reductions, reduced interest expense, and increased inventory turnover, one or more of which may not be realized.

RESULTS OF OPERATIONS

FISCAL YEAR 1997, AS COMPARED WITH FISCAL YEAR 1996

    The Company reported net sales for fiscal 1997 of $148,130,000 which is an increase of 39 percent over net sales of $106,555,000 for fiscal 1996. Stores opened prior to fiscal 1997 showed an overall revenue increase of 25 percent over the prior year results reflecting a continuation of generally good economic conditions, increased market acceptance of our products, full-year operation, as well as revenues realized from the addition of numerous new parts and equipment lines to our product offerings.

    Net Income for fiscal 1997 was $971,000 or $0.27 per shares compared with $2,079,000 or $0.58 per share in fiscal 1996. The Company took a fourth quarter write-down of approximately $440,000 (pre-tax) for warranty service related expenses that it anticipates will not be reimbursed from Case Corporation for manufacturing problems experienced by customers who have purchased Case Corporation backhoes from the Company. The Company wrote-down equipment it had loaned its customers at no charge and accrued a reserve for warranty service work that the Company anticipated would not be reimbursed by Case Corporation.

    Gross margin was 10.7 percent during fiscal 1997 which is slightly lower than the 11.9 percent figure for the prior year due in part to the fourth quarter write-down previously mentioned and increased competitive pressure. Management will be placing a high priority on improving overall gross margins by working to increase higher margin service and parts revenues, focusing more sales efforts on speciality and niche product lines, and by obtaining higher prices for new equipment.

    Selling, general and administrative expenses were $11,194,000 or 7.6 percent of sales for fiscal 1997 compared to $7,827,000 or 7.3 percent of sales for fiscal 1996. The increase in selling, general and administrative expenses as a


                                        -II-3-
percent of sales resulted mainly from administrative costs associated with the acquisition and integration of the Sahlberg Equipment operations.

    The $1,680,000 increase in interest expense for fiscal 1997 is attributable to an increasing balance of inventory purchased under the Company's various floor plan lines of credit to stock the new outlets, an increase in inventory dedicated to rental from approximately $12,000,000 in fiscal 1996 to more than $18,400,000 in fiscal 1997, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units--wheel loaders and excavators--remains at six to eight months, the terms on Case's smaller units were shortened from six months to three months interest free. Case also grants a 3% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was not able to take full advantage of the cash discounts on its purchases in fiscal 1997. However, in June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Management intends to use this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense. Management believes that the positive impact of the discounted cost of new inventory will, when sold, more than offset the increased interest expense.

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

    The $747,000 increase in interest expense for fiscal 1996 is attributable to an increasing balance of inventory purchased under the Company's various floor plan lines of credit to stock the new outlets, an increase in inventory dedicated to rental from approximately $5,000,000 in fiscal 1995 to more than $12,000,000 in fiscal 1996, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units--wheel loaders and excavators--remains at six to eight months, the terms on Case's smaller units were shortened from six months to four months interest free. For the first time, Case is also granting a 4% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was able to take advantage of the cash discounts for some of its purchases in fiscal 1996, which had an immediate effect on interest expense. The interest free floor planning period was not utilized, however. Nevertheless, Management believes that the positive impact of the discounted cost as these units are sold will more than offset the increased interest expense.

FISCAL YEAR 1995, AS COMPARED WITH FISCAL YEAR 1994

    The Company reported net sales for fiscal 1995 of $86,172,000 which is an increase of 28 percent over net sales of $67,370,000 for fiscal 1994. Included in the fiscal 1995 amount are revenues of approximately $15,000,000 related to the acquisition of the Sparks, Nevada and Hayward, California stores and the opening of the Santa Rosa, California store. Same store revenues increased 5.6 percent over the prior year results reflecting a continuation of generally good


                                        -II-4-
economic conditions, increased housing starts, as well as revenues realized from the addition of numerous new parts and equipment lines to our product offerings.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1997, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $34,634,000. As of September 30, 1997, approximately $27,888,000 was outstanding under these manufacturer provided floor plan arrangements.

In order to take advantage of the three percent cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997. This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On July 31, 1997, approximately $20,857,000 was outstanding under such line of credit, the principal of which bears interest at
 .50 percent below the bank's prime rate and is subject to annual review and renewal on September 1, 1998. As of September 30, 1997, approximately $15,226,000 was outstanding under this facility.

In June 1997, the Company obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing nnprovided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. Although the Company had not yet drawn against this credit facility as of July 31, 1997, as of September 30, 1997, approximately $16,609,000 was outstanding under this facility.

                                        -II-5-

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

On January 17, 1997 the Company acquired the operating assets of Sahlberg Equipment, Inc.("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington, Portland, Oregon, Spokane, Washington and Anchorage, Alaska. The purchase price for the assets of Sahlberg was an aggregate of approximately $5,290,000, consisting of $3,844,000 for equipment inventory, $797,000 for parts inventories, $625,000 for fixed assets, and $24,000 for work-in-process.

The real property and improvements upon which the Kent, Washington facility is located, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of such real property and improvements, MRR II leased such real property and improvements to the Company under the terms of a 20-year Commercial Lease Agreement dated as of June 1, 1997. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Notes 3 and 9 to the accompanying Consolidated Financial Statements for more information.

                                        -II-6-

During the year ended July 31, 1997, cash and cash equivalents decreased by $846,000 primarily due to the purchase of Sahlberg Equipment, Inc. and increased inventory levels. The Company had positive cash flow from operating activities during the year of $2,546,000 reflecting net income for the year after adding
back depreciation and amortization.   Purchases of fixed assets during the
period were related mainly to the opening of new distribution outlets and the Sahlberg acquisition.

The Company's cash and cash equivalents of $1,875,000 as of July 31, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

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


                                        -II-7-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and financial schedule are attached to this Report on Form 10-K following Part IV, Item 14:


    Consolidated Statements of Operations for
      the years ended July 31, 1997, 1996, and 1995. . . . . . . . . . . .F-1
    Consolidated Balance Sheets as of
      July 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .F-2
    Consolidated Statements of Stockholders'
     Equity for the years ended July 31, 1997, 1996
       and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
    Consolidated Statements of Cash Flows for
      the years ended July 31, 1997, 1996 and 1995 . . . . . . . . . . . .F-4
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .F-5
     Report of Independent Accountants . . . . . . . . . . . . . . . . . F-18

Financial Statement Schedule:

    Report of Independent Accountants - Financial Statement Schedule . . F-19
    Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . F-20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                        -II-8-

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information with respect to directors, nominees for directors, executive officers and significant employees of the Company as of October 21, 1997. There are no pending legal proceedings to which any director or executive officer of the Company is a party adverse to the Company.

           NAME                       AGE                     POSITION
           ----                       ---                     --------

      Robert M. Rubin                  57             Chairman of the Board of
                                                      Directors; Nominee for
                                                      Director

      C. Dean McLain                   44             President, Chief
                                                      Executive Officer and
                                                      Director; Nominee for
                                                      Director

      Mark J. Wright                   41             Vice President of
                                                      Finance, Chief Financial
                                                      Officer, and Secretary

    Harold Chapman, Jr.                36             Director; Nominee for
                                                      Director

     James H. Penland                  68             Director; Nominee for
                                                      Director

     Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     ROBERT M. RUBIN. Mr. Rubin has served as the Chairman of the Board of Directors of the Company since November 20, 1992. Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of the Company. In addition, between October 1990 and January 1, 1994, Mr. Rubin served as Chairman and Chief Executive Officer of American United Global, Inc. ("AUGI"). From January 19, 1996 through the present, Mr. Rubin has again served as Chief Executive Officer of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board, and a stockholder of ERD Waste
Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. ERD Waste Technology has filed for Chapter 11 bankruptcy reorganization. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, American Complex Care, Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also a minority stockholder and former Chairman of the Board of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics. Mr. Rubin is also a minority stockholder and a director of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems and Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products. Mr. Rubin is also a minority stockholder and former director of Help at Home, Inc. a public company which provides home health care personnel; Arzen International (1991) Ltd.; and Kay Kotts Associates, Inc., a public company engaged in providing tax preparation and assistance service. Mr. Rubin is a director of Medimerge, Inc.; a company engaged in managing emergency room and outpatient clinics in Canada. In addition, Mr Rubin serves as Chairman of IDF, a telecommunications and infrastructure engineering and consulting company.


                                     -III-1-

     C. DEAN MCLAIN. Mr. McLain has served as President, Chief Executive Officer and a director of the Company since March 7, 1993. From March 1, 1993 through June 13, 1995, Mr. McLain served as Executive Vice President of AUGI. Mr. McLain has served on the Board of Directors of AUGI since March 7, 1994. From 1989 to 1993, Mr. McLain served as Manager of privatization of Case Corporation. From 1985 to 1989, Mr. McLain served as General Manager of Lake State Equipment, a distributor of John Deere construction equipment. Mr. McLain was awarded a B.S. degree in Business and Economics and a Master of Business Administration degree by West Texas State University.

     MARK J. WRIGHT. Mr. Wright joined the Company in February 1997 as Vice President of Finance and Chief Financial Officer. From October 1992 to January 1997, Mr. Wright maintained a private law practice in Oregon. Prior to that, Mr. Wright was employed at Lattice Semiconductor Corp. for approximately seven years as the Corporate Treasurer. Mr. Wright was admitted to the Oregon state bar in 1992. Mr. Wright has a J.D. degree from Northwestern School of Law at Lewis and Clark College, an M.B.A. in finance and international business from the Marriott School of Management at Brigham Young University, and a B.S. degree in Accounting from California State University at Fresno.

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


                                     -III-2-

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the amount of all compensation paid by the Company for services rendered during the fiscal years ended July 31, 1997, 1996, and 1995 for the Company's Chief Executive Officer and to each of the Company's most highly compensated executive officers whose total salary and bonus compensation exceeded $100,000.


                        SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                        Awards                         Payouts
                            ---------------------------------------- -------------------------------- ----------
                                                          Other
                                                          Annual         Restricted                                 All Other
Name and Principal                                        Compen-        Stock            Options/      LTIP        Compen-
Position                 Year     Salary       Bonus      sation         Awards           SARs(#)       Payouts     sation
-------------------------------------------------------------------- -------------------------------- ----------- ------------
Robert M. Rubin          1997     $150,000     $     0     $  0           $   0              50,000      $   0       $   0
Chairman and             1996     $150,000     $50,000     $  0           $   0             150,000      $   0       $   0
Director(1)              1995     $ 75,000     $25,000     $  0           $   0                   0      $   0       $   0



C. Dean McLain           1997     $268,587     $18,658    $  0           $   0                    0      $   0       $   0
Executive Vice           1996     $250,000     $84,868    $  0           $   0              300,000*     $   0       $   0
President and            1995     $170,709     $75,000    $  0           $   0              150,000      $   0       $   0
Director; President
and CEO of Western(2)
-------------------------------------------------------------------- -------------------------------- ------------ -----------

     --------------
     * Reflects the repricing of options to acquire 150,000 shares and the original issuance of options to acquire 150,000 shares.

     (1) The foregoing annual compensation amounts represent 50% of the $150,000 in annual cash salary paid to Mr. Rubin by AUGI and its subsidiaries, including the Company, in fiscal 1995, and 50% of the $50,000 annual bonus payable to Mr. Rubin under the terms of his employment agreement with AUGI during fiscal 1995 and 1994, respectively. The Company entered into a separate employment agreement with Mr. Rubin, effective June 14, 1995 and expiring July 31, 1998, pursuant to which Mr. Rubin is paid a base salary of $150,000 plus an annual bonus. See "Compensation Committee Interlocks and Insider Participation" and "Employment and Incentive Compensation Agreements" below.

     (2)  Mr. McLain joined the Company in March 1993, when he became its
          Chief Executive Officer.   On July 31, 1995, Mr. McLain was
          permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock, at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commences at $250,000 for fiscal 1996, and rises to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. See "Compensation Committee Interlocks and Insider Participation" and "Employment and Incentive Compensation Agreements" below.


                                     -III-3-

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors (the "Compensation Committee") was established in March 1995 and currently consists of Harold Chapman and James Penland. Mr. Penland has been a member of the Compensation Committee since its inception; Mr. Chapman was made a member of the Compensation Committee in September 1995. Mr. Rubin, an earlier member of the Compensation Committee, resigned during fiscal 1996. During the last fiscal year, other than Messrs. Rubin and McLain, who are officers and directors of the Company, no officers or employees of the Company participated in compensation decisions relating to executive officers of the Company. All compensation decisions for the Company were made by the full Board of Directors. Mr. Rubin's annual compensation identified in the Summary Compensation Table was provided for under his employment agreement with AUGI and his subsequent separate employment agreement with the Company which was entered into effective June 14, 1995 and which was approved by a vote of the Company's Board of Directors. Mr. McLain's annual compensation is provided for under his employment contract with the Company which was entered into as of June 13, 1995, and his amended and restated employment agreement that was effective August 1, 1995. Both agreements were approved by the Company's Board of Directors. See "Employment and Incentive Compensation Agreements" below.

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

COMPENSATION POLICY AND OTHER COMPENSATION

     During the fiscal year ended July 31, 1997, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

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


                                     -III-4-

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


                                     -III-5-

EMPLOYMENT AND INCENTIVE COMPENSATION AGREEMENTS

     Upon completion of the Company's 1995 initial public offering (the "Offering"), the Company entered into a separate employment agreement with Mr. Rubin, effective as of June 13, 1995 and expiring July 31, 1998. Pursuant to such agreement, Mr. Rubin will serve as Chairman of the Board of the Company and shall receive an annual base salary of $150,000, payable at the rate of $12,500 per month from the effective date of such agreement. In addition to his base annual salary, Mr. Rubin shall be entitled to receive an annual bonus equal to $50,000 per annum, payable only in the event that the "consolidated pre-tax income" of the Company (as defined) shall be in excess of $3,000,000 for the fiscal year ending July 31, 1996, $3,500,000 for the fiscal year ending July 31, 1997, and $4,000,000 for the fiscal year ending July 31, 1998, respectively. Under the terms of his employment agreement with the Company, Mr. Rubin is only obligated to devote a portion of his business and professional time to the Company (estimated at approximately 20%). The term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of the Company subsequently created or acquired, before income taxes and gains or losses from disposition or purchases of assets or other extraordinary items. Mr. Rubin did not receive a bonus for the Company's 1997 fiscal year.

     On March 5, 1996, Mr. Rubin received options to acquire 150,000 shares of Common Stock exercisable at $4.50 per share and vesting 33.3% on March 5, 1997 and 33.3% on each succeeding March 5 until all are vested. In August 1996, Mr. Rubin received options to acquire 50,000 shares of Common Stock, exercisable at $4.375 per share and vesting 50% on each of the first and second anniversaries of the date of grant.

     Effective as of August 1, 1995, Mr. McLain's employment agreement with AUGI was terminated and he entered into an amended employment agreement with the Company, expiring July 31, 2005. Pursuant to such agreement, Mr. McLain serves as President and Chief Executive Officer of the Company and will receive an annual base salary, payable monthly, of $250,000 through the end of fiscal 1996, $265,000 per annum in fiscal 1997, $280,000 per annum in fiscal 1998, $290,000
per annum in fiscal 1999, and $300,000 per annum in fiscal 2000.   For each of
the fiscal years ending 2001, 2002, 2003, 2004 and 2005, inclusive, Mr. McLain's base salary shall be determined by the Compensation Committee and ratified by the full Board of Directors. Such base salary in each of the five fiscal years from 2001 through 2005 shall not be less than the annual base salary in effect in the immediately preceding fiscal year, plus a cost of living adjustment. In addition, Mr. McLain will be entitled to receive bonus payments in each of the five fiscal years ending 1996 through 2000, inclusive, equal to 5% of the consolidated pre-tax income in excess of $1,750,000 in each such fiscal year (the "Incentive Bonus"); provided, that the maximum amount of the Incentive Bonus payable by the Company to Mr. McLain shall not exceed $150,000 in any such fiscal year, without regard to the amount by which the Company's consolidated pre-tax income shall exceed $1,750,000 in any of such fiscal years. Mr. McLain received a $18,658 bonus for the Company's 1997 fiscal year under the terms of his employment agreement. For each of the fiscal years ending 2001 through 2005, Mr. McLain's Incentive Bonus shall be determined by the Compensation Committee and ratified by the full Board of Directors. The maximum annual Incentive Bonus which Mr. McLain shall be entitled to receive during each of the fiscal years ending 2001 through 2005 shall not be less than $150,000. As used in Mr. McLain's employment agreement, the term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of the Company subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

     Under the terms of his amended employment agreement, Mr. McLain received options to acquire 150,000 shares of Company common stock, exercisable at $6.50 per share, awarded to him under the Company's 1995 Stock Option Plan. Such exercise price was the closing sale price of the Company's common stock on August 1, 1995 as reported by NASDAQ. On December 28, 1995, all 300,000 options previously granted to Mr. McLain under the Plan were repriced, such that all of his existing options were terminated and he was granted 300,000 new options under the Plan exercisable at $4.50 per share. All of such options vested in full in July 1996. See, "Repricing of Stock Options." In August 1996, Mr. McLain received options to acquire 150,000 shares of Common Stock, exercisable at $4.375 and vesting 50% on each of the first and second anniversaries of the grant date.


                                     -III-6-

     Under the terms of his employment agreement, Mr. McLain is also entitled to receive options to purchase 75,000 additional shares of Company Common Stock under the Plan with respect to the Company's fiscal year ending July 31, 1998, at the market price per share of Common Stock on July 31, 1998, in the event that the accumulated consolidated pre-tax income of the Company for the three consecutive fiscal years ending 1996, 1997 and 1998 shall equal or exceed $9,000,000. Mr. McLain shall also be entitled to receive options to purchase 50,000 additional shares of Company Common Stock under the Plan with respect to the Company's fiscal year ending July 31, 2000 in the event that the accumulated consolidated pre-tax income of the Company for the two consecutive fiscal years ending 1999 and 2000 shall equal or exceed $7,000,000.

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

                    OPTION GRANTS IN FISCAL YEAR 1997

The following table identifies individual grants of stock options made during the last completed fiscal year to the executive officers named in the Summary Compensation Table:

                                                                                                 REALIZABLE
                                                                                                 VALUE AT
                                                                                                 ASSUMED ANNUAL
                                                                                                 RATES OF STOCK
                                                                                                 PRICE
                                                                                                 APPRECIATION
                         INDIVIDUAL GRANTS                                                       FOR OPTION TERM
---------------------------------------------------------------------------------------- ----------------------------
           (a)                (b)               (c)              (d)             (e)          (f)              (g)
                                            % OF TOTAL
                                            OPTIONS/SARS
                          OPTIONS/SARS       GRANTED TO       EXERCISE OF
                            GRANTED         EMPLOYEES IN       BASE PRICE    EXPIRATION
     NAME                     (#)            FISCAL YEAR         ($/SH)         DATE         5%    ($)        10%($)
     ----                   -------          -----------       ---------     ----------      --------         ------
C. Dean McLain              150,000             41%            $4.375         8/2006         $412,712      $1,045,893

Robert M. Rubin              50,000             14%            $4.375         8/2006         $137,571      $  348,631



                                     -III-7-

The following table provides information concerning the exercise of stock options during the last completed fiscal year by each executive officer named in the Summary Compensation Table, and the fiscal year-end value of unexercised options held by each such person.


AGGREGATED OPTION/SAR EXERCISED
IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------------
      (a)                  (b)                (c)                    (d)                                 (e)

                                                             NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                    SHARES ACQUIRED ON   VALUE REALIZED  OPTIONS/SARS AT FISCAL YEAR-END     OPTIONS/SARS AT FISCAL YEAR-END
      NAME             EXERCISE (#)           ($)                     (#)                                  ($)
      ----          ------------------   --------------  -------------------------------   ---------------------------------
                                                                 EXERCISABLE/                        EXERCISABLE/
                                                                UNEXERCISABLE                       UNEXERCISABLE
C. Dean McLain             -0-                 -0-              150,000/300,000                    $429,000/$858,000

Robert M. Rubin            -0-                 -0-               50,000/150,000                    $143,000/$429,000


-------------------------------------

NON-MANAGEMENT DIRECTORS STOCK OPTION PLAN

     On December 28, 1995, the Company adopted a Non-Management Directors Stock Option Plan for the purpose of compensating all of the Company's outside directors for their annual service on the Company's Board of Directors (the "Formula Plan"). Under the terms of the Formula Plan, the Company automatically grants to each non-management director five-year options to acquire 2,500 shares of the Company's Common Stock on February 1, 1996 and on each succeeding August 1 upon which the non-management director is a member of the Company's Board of Directors. Options granted under the Formula Plan are exercisable at the market price of a share of Company Common Stock on the date of option grant. The Formula Plan terminates on December 31, 2000, and a maximum of 50,000 shares of Company Common Stock are available for the granting of options under the plan. The Formula Plan was adopted by the Board and is subject to stockholder approval, without which the Formula Plan itself and the options granted thereunder are not effective. The Formula Plan received stockholder approval at the Company's 1996 Annual Stockholders Meeting.



                                     -III-8-

LIMITATION OF DIRECTORS' AND OFFICERS' LIABILITY AND INDEMNIFICATION

     The Company has included in its Certificate of Incorporation and/or Bylaws provisions to (i) eliminate the personal liability of its directors and officers for monetary damages resulting from breaches of their fiduciary duty (provided that such provisions do not eliminate liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware Law, or for any transaction from which the director and/or officer derived an improper personal benefit), and (ii) indemnify its directors and officers to the fullest extent permitted by the Delaware Law, including circumstances in which indemnification is otherwise discretionary. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers.

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


                                     -III-9-

ITEM 12.  PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information as of October 21, 1997 with respect to the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of the Common Stock of the Company, each director and nominee for director and all officers and directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                                               PERCENTAGE
                                                                                   OF
                                          NUMBER OF SHARES OF COMMON           OUTSTANDING
   NAME AND ADDRESS OF                       STOCK OF THE COMPANY                COMMON
    BENEFICIAL OWNER                          BENEFICIALLY OWNED               STOCK OWNED
    ----------------                          ------------------               -----------
 American United
 Global, Inc.
 11634 Patton Road
 Downey, CA  90241                          2,000,000                              56.6%

 Robert M. Rubin
 6060 Kings Gate Circle
 Del Ray Beach, FL  33484                     580,000(1)(4)                        16.4%

 C. Dean McLain
 4601 N.E. 77th Avenue
 Suite 200
 Vancouver, WA  98662                         589,236(2)(3)                        16.7%

 D(3) Family Funds
 19605 N.E. 8th Street
 Camas, WA 98607                              350,000                               9.9%

 James Penland
 50 Hillcrest Drive
 Weaverville, NC 28787                          5,000(5)                             *

 Harold Chapman
 4614 Highway 763 North

 Columbia, Missouri  65202                      5,000(5)                             *

 All directors and executive officers
 as a group (5 persons)                     1,179,236(1)(2)(3)(4)(5)               33.4%

--------------
* Less than 1%


                                    -III-10-

(1) Represents Mr. Rubin's indirect ownership in the Company through his beneficial ownership of an aggregate of 1,775,798 voting shares of American United Global, Inc., the Company's principal stockholder ("AUGI"), including options to purchase an additional 80,000 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 15.8% of AUGI voting stock as at October 24, 1997.

(2) Represents Mr. McLain's indirect ownership in the Company through his beneficial ownership of an aggregate of 12,000 shares of AUGI voting stock and options to purchase an additional 234,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 450,000 shares of Company Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.2% of AUGI voting stock as at October 20, 1997.

(3) Does not include certain incentive stock options which are issuable to Mr. McLain in the maximum amount of 125,000 shares, based upon the Company achieving certain pre-tax income levels after the fiscal years ending 1998 (75,000 shares) and 2000 (50,000 shares). See "MANAGEMENT - Employment and Incentive Compensation Agreements."

(4) Does not include options to purchase 50,000 shares of the Company's Common Stock granted to Mr. Rubin on August 1, 1996 which may be exercised at $4.375 per share, 50% commencing on August 1, 1997, and 50% on August 1, 1998.

(5) Includes options to purchase 5,000 shares of the Company's Common Stock issued to each of Messrs. Chapman and Penland under the terms of the Formula Plan for outside directors.


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

     On November 19, 1992, in consideration of his personal guaranty of a portion of a loan to AUGI by its commercial lender and his $1,375,000 loan to AUGI, the proceeds of both of which financings were used to capitalize the Company, Mr. Rubin received, for $1,250, an aggregate of 125,000 shares of AUGI Common Stock. Mr. Rubin agreed that, except in connection with a merger or sale of AUGI as a whole, he will not sell or otherwise transfer any of the 125,000 shares for a minimum of four years from their date of issuance. The closing price of AUGI's Common Stock on the NASDAQ National Market System was $4.94 per share on November 19, 1992.

     On consummation of an AUGI public offering of its securities in February 1994, Mr. Rubin exchanged 1,200,000 shares of AUGI Preferred Stock (which he purchased for $1,200,000) and his


                                    -III-11-

$1,375,000 AUGI note due August 15, 1994, for the AUGI Stockholder Note, evidenced by a 9.56% $2,575,000 AUGI unsecured note, payable monthly as to interest and due as to principal on November 30, 1995. Such AUGI Stockholder Note was fully subject and subordinated to all indebtedness for money borrowed by AUGI and its direct and indirect subsidiaries, including Company indebtedness to all institutional lenders and to Case. $1,375,000 of the underlying obligation evidenced by the AUGI Stockholder Note was assumed by the Company effective as at July 31, 1993. The Company applied $1,375,000 of the net proceeds of its 1995 initial public offering (the "Offering") to prepay a like amount of the AUGI Stockholder Note to Mr. Rubin.

     Upon completion of AUGI's February 1994 public offering, the $525,000 of AUGI indebtedness owed to Lawrence E. Kaplan (a member of the AUGI Board of Directors at that time and currently a former member of the Company's Board of Directors) and his business associates was retired. Mr. Kaplan had lent $131,250 of such $525,000 amount.

     Effective February 17, 1996, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168,000. Under the lease, such annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     Effective January 17, 1997, the Company acquired substantially all of the operating assets of Sahiberg Equipment, Inc. (Sahlberg), a four-store distributor of non-competing equipment lines. On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Kent, Washington real property and improvements, MRR II leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated June 1, 1997, with the Company paying an initial annual rate of $205,000. Under the lease, such annual rate increases to $231,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

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


                                    -III-12-

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


                                    -III-13-

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS.

          Consolidated Statements of Operations for
           the years ended July 31, 1997, 1996, and 1995 . . . . . . . . . . F-1
          Consolidated Balance Sheets as of
           July 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . F-2
          Consolidated Statements of Stockholders'
           Equity for the years ended July 31, 1997, 1996
           and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
          Consolidated Statements of Cash Flows for
           the years ended July 31, 1997, 1996 and 1995. . . . . . . . . . . F-4
          Notes to Consolidated Financial Statements . . . . . . . . . . . . F-5
          Report of Independent Accountants. . . . . . . . . . . . . . . . .F-18

     2.   FINANCIAL STATEMENT SCHEDULE.

          Report of Independent Accountants - Financial
           Statement Schedule. . . . . . . . . . . . . . . . . . . . . . . .F-19
          Schedule II - Valuation and Qualifying Accounts. . . . . . . . . .F-20

(b)  REPORTS ON FORM 8-K.

     The Company filed a Current Report on Form 8-K on February 3, 1997, with respect to the acquisition of the assets of Sahlberg Equipment, Inc.

(c)  EXHIBITS.

     EXHIBIT
     NUMBER    DESCRIPTION
     ------    -----------

     3.1       Certificate of Incorporation of Registrant. (5)

     3.2       By-laws of Registrant. (5)

     4.1       Specimen Certificate of Common Stock. (5)

     4.2       Stock Option Plan. (6)

     4.3       Board of Directors' Formula Stock Plan. (9)

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

     10.24     Guaranty Agreement of the Company, dated as of September 22,
               1994. (4)


                                     -IV-2-

    EXHIBIT
     NUMBER    DESCRIPTION
     ------    -----------

     10.25 Intercreditor Agreement, dated September 22, 1994, by and between Case, Case Credit Corporation, Congress Financial Corporation and Western. (4)

     10.26 Management Agreement between Registrant and American United Global, Inc. (6)

     10.27 Auburn Facility Real Estate Purchase and Sale Agreement, dated October 19, 1995, by and between Western and Ford Kiene. (9)

     10.28     Lease Agreement--Auburn, Washington. (9)

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

     10.31     GCS Acquisition Agreement. (9)

     10.32 Asset Purchase Agreement, dated January 17, 1997, among Sahlberg Equipment, Inc., John Sahlberg and Robert Sahlberg, R & J Partners and Western Power & Equipment Corp. (10)

     10.33     Terms of Employment for John Sahlberg and Robert Sahlberg. (10)

     10.34     Real Property Purchase and Sale Agreement for Kent Facility. (10)

     10.35 Loan Agreement, dated January 17, 1997, between Western Power & Equipment Corp. And Case Credit Corp. including related promissory notes. (10)

     10.35 Security Agreement, dated January 17, 1997, made by Western Power & Equipment Corp. In favor of Case Credit Corporation to secure payment for and collateralized by all assets acquired by Western Power & Equipment Corp. from Sahlberg Equipment, Inc. (10)

     10.36 Loan and Security Agreement dated as of June 5, 1997 between Western Power & Equipment Corp. and Deutsche Financial Services Corporation. (11)

     10.37 Commercial Lease dated June 1, 1997 between McLain-Rubin Realty Company II, LLC and Western Power & Equipment Corp. for Kent, Washington facility.

     21.       Subsidiaries of the Company.

---------------------


                                     -IV-3-

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

(9) Filed as an Exhibit to the Western Power & Equipment Annual Report on Form 10-K, as filed on October 28, 1996 and incorporated herein by reference thereto.

(10) Filed as an Exhibit to the Current Report on Form 8-K of Western Power & Equipment, as filed on February 3, 1997 and incorporated herein by reference thereto.

(11) Filed as an Exhibit to the Western Power & Equipment Annual Report on Form 10-Q, as filed on June 11, 1997 and incorporated herein by reference thereto.


(d)  ADDITIONAL FINANCIAL STATEMENT SCHEDULES

     None.


                                     -IV-4-

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             YEAR ENDED JULY 31,
                                -----------------------------------------------

                                  1997                1996                1995
                                --------            --------            -------
Net Sales                       $148,130            $106,555            $86,172

Cost of goods sold               132,260              93,906             76,144
                                --------            --------            -------
Gross profit                      15,870              12,649             10,028

Selling, general and
 administrative expenses          11,194               7,827              6,078
                                --------            --------            -------
                                   4,676               4,822              3,950

Other (income) expense:
  Interest expense                 3,518               1,838              1,091
  Bridge loan deferred
   financing costs                     -                   -                 29
  Other (income) expense            (506)               (379)               (33)
                                --------            --------            -------

Income before income taxes         1,664               3,363              2,602
Provision for income taxes          (693)             (1,284)              (989)
                                --------            --------            -------

Net income                      $    971            $  2,079            $ 1,613
                                --------            --------            -------
                                --------            --------            -------

Net income per common share     $   0.27            $   0.58            $  0.74
                                --------            --------            -------
                                --------            --------            -------

Shares used in net income
 per share calculations            3,596               3,585              2,192
                                --------            --------            -------
                                --------            --------            -------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              July 31,
                                                    ----------------------------

                                                       1997               1996
                                                    ---------           --------
          ASSETS
Current assets:
     Cash and cash equivalents                       $ 1,875            $ 2,721
     Accounts receivable, less allowance for
       doubtful accounts of $519 and $370              9,677              6,506
     Inventories                                      83,369             65,689
     Prepaid expenses                                     39                 43
     Income taxes receivable                             514                  -
     Deferred income taxes                               936                556
                                                    --------            -------
          Total current assets                        96,410             75,515

     Property, plant and equipment, net                8,149              7,031
     Intangibles and other assets net of
     accumulated amortization of $1,052 and
     $893                                              2,864              2,744
                                                    --------            -------

          Total assets                              $107,423            $85,290
                                                    --------            -------
                                                    --------            -------

     LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under floor plan financing           $55,490            $54,364
     Short-term borrowings                             4,074                963
     Accounts payable                                 18,107              2,414
     Accrued payroll and vacation                        736                793
     Other accrued liabilities                         1,914              1,384
     Income taxes payable                                  -                 37
     Covenant Not to Compete                             100                  -
     Capital lease obligations                           106                 46
     Payable to parent                                     -                188
                                                    --------            -------
          Total current liabilities                   80,527             60,189

Covenant Not to Compete                                   46                  -
Deferred income taxes                                    364                383
Capital lease obligations                              2,453              1,656
Long-term borrowings                                   1,268              1,268
                                                    --------            -------
          Total liabilities                           85,658             63,496
                                                    --------            -------
                                                    --------            -------


Stockholders' equity:
     Preferred stock-10,000,000 shares
      authorized;
       none issued and outstanding                         -                  -
     Common stock-$.001 par value; 20,000,000
       shares authorized; 3,533,462 issued
       and outstanding                                     4                  4
     Additional paid-in capital                       16,047             16,047
     Retained earnings                                 6,714              5,743
                                                    --------            -------
          Total stockholders' equity                  22,765             21,794
                                                    --------            -------

          Total liabilities and stockholders'
           equity                                   $107,423            $85,290
                                                    --------            -------
                                                    --------            -------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                             COMMON STOCK
                                    ----------------------------        ADDITIONAL                     TOTAL
                                      NUMBER                             PAID-IN       RETAINED     STOCKHOLDERS'
                                    OF SHARES             AMOUNT         CAPITAL       EARNINGS        EQUITY
                                    ---------             ------         -------       --------        ------
Balance at
  July 31, 1994                     2,000,000               2              7,998          2,051         10,051

Issuance of shares
  for bridge loan                      38,462               -                250              -            250

Issuance of shares
  net of issuance
  costs                             1,495,000               2              7,799              -          7,801

Net income                                  -               -                  -          1,613          1,613
                                    ---------            ----           --------        -------       --------
Balance at
  July 31, 1995                     3,533,462               4             16,047          3,664         19,715

Net income                                  -               -                  -          2,079          2,079
                                    ---------            ----           --------        -------       --------
Balance at
  July 31, 1996                     3,533,462               4             16,047          5,743         21,794

Net income                                  -               -                  -            971            971
                                    ---------            ----           --------        -------       --------

Balance at
 July 31, 1997                      3,533,462            $  4           $ 16,047        $ 6,714       $ 22,765
                                    ---------            ----           --------        -------       --------
                                    ---------            ----           --------        -------       --------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Year Ended July 31,
                                                                         -------------------------------------------------
                                                                           1997                1996               1995
                                                                         -------            --------             -------
 Cash flows from operating activities:
     Net income                                                             $971              $2,079              $1,613
     Adjustments to reconcile net income to
          net cash provided by (used in) operating activities:
               Depreciation                                                1,105                 820                 672
               Loss on disposal of fixed assets                              (18)                  -                   4
               Amortization                                                  159                  71                 396
               Changes in assets and liabilities
               (excluding effects of acquisitions):
                  Accounts receivable                                     (3,171)               (199)             (2,420)
          Inventories                                                    (13,039)            (12,840)             (5,181)
               Inventory floor plan financing                              1,126              12,411               4,187
               Prepaid expenses                                                4                  (8)                  7
               Deferred income taxes                                        (399)                (55)                (67)
               Accounts payable                                           15,693                 264                 261
               Accrued payroll and vacation                                  (57)                142                 273
               Other accrued liabilities                                     530                 582                 223
               Income taxes payable                                         (551)                (85)                122
          Other assets                                                       193                (108)               (101)
                                                                         -------            --------             -------
          Net cash provided by (used in) operating activities              2,546               3,074                 (11)
                                                                         -------            --------             -------
Cash flow from investing activities:
     Purchase of fixed assets                                               (602)               (695)               (332)
     Proceeds on sale of fixed assets                                         53               2,075                   6
     Purchase of distribution outlets                                       (326)             (2,325)               (449)
                                                                         -------            --------             -------
     Net Cash used in investing activities                                  (875)               (945)               (775)
                                                                         -------            --------             -------

Cash flows from financing activities:
     Principal payments on capital lease                                    (174)                (62)                (52)
     Short-term borrowings                                                (2,155)             (5,732)             (1,623)
     Subordinated notes payable to related party                               -                   -              (1,375)
     Payable to/receivable from parent                                      (188)                (53)                674
     Proceeds from initial public offering                                     -                   -               7,801
     Receivable from underwriter                                               -               1,102              (1,102)
     Long-term borrowings                                                      -               1,268                   -
                                                                         -------            --------             -------
          Net cash provided by (used in) financing activities             (2,517)             (3,477)              4,323
                                                                         -------            --------             -------

Increase (decrease) in cash and cash equivalents                            (846)             (1,344)              3,537
Cash and cash equivalents at beginning of year                             2,721               4,065                 528
                                                                         -------            --------             -------
Cash and cash equivalents at end of year                                 $ 1,875              $2,721              $4,065
                                                                         -------            --------             -------
                                                                         -------            --------             -------

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

     The Company is engaged in the sale, rental and servicing of light, medium, and heavy construction equipment and related parts in Washington, Oregon, California, Nevada, and Alaska. Case serves as the manufacturer of the majority of the Company's products.

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

     INTANGIBLE ASSETS
     The Company's acquisition strategy has been focused on existing businesses with established market share in a contiguous geographic area. Items with an indeterminate useful life, such as name recognition, geographical location and presence represent value to the Company. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. This life is based on the factors influencing the acquisition decision and on industry practice. The Company reviews for asset impairment on a periodic basis and whether events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Based on this review, no writedown for impairment loss on intangible assets has been recorded during the three year period ended July 31, 1997.

     PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 30 years. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance, and routine replacements are charged to operating expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

     REVENUE RECOGNITION
     Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Rental and service revenue is generally recognized at the time such services are provided.

     ADVERTISING EXPENSE
     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1997, 1996 and 1995 was $501, $263, and $274 respectively.

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

     FINANCIAL INSTRUMENTS
     Effective August 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. The adoption of SFAS No. 107 had no material effect on the financial position or results of operations of the Company. The recorded amounts of cash and cash equivalents, accounts receivable, short-term borrowings, accounts receivable and accrued liabilities as presented in the financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.

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

     A capital lease obligation of $292 was incurred during the year ended July 31, 1997 when the Company entered into a lease for computer equipment and software.

     A capital lease obligation of $680 was incurred in June 1997 when the Company entered into a 20-year lease for the Kent, Washington facility.

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

     The majority of the purchase price was financed through a loan agreement with Case Credit Corporation ("Case Credit"). Under the loan agreement, the Company obtained two term loans from Case Credit in the amounts of $3,844 for equipment inventory (the "Equipment Note") and $1,422 for parts inventories and fixed assets (the "Parts Note"), respectively. Both term loans bear interest at 9.25% which is payable monthly in arrears. The Equipment Note is payable in a single balloon payment on January 17, 1998, provided, however, that in the event the Company sells any of the items of inventory securing the note prior to January 17, 1998, the principal portion of the note represented by such sold equipment becomes due and payable at that time. The Parts Note is payable in twelve equal monthly installments of principal and interest beginning February 21, 1997. Both notes are cross-collateralized and secured by all the assets acquired in the Sahlberg acquisition as well as certain accounts receivable of the Company. Simultaneous with the closing of the Sahlberg acquisition, the Company entered into sublease agreements for each of the four facilities (all subleases are net leases with payment of insurance, property taxes, and maintenance costs by the Company). Professional fees associated with the Sahlberg acquisition totalled approximately $89.

                                            Year ended July 31,
                                          1997     1996      1995
                                        -------   ------    ------
     Cash paid during the year for:
          Interest                      $3,686    $1,838    $1,091
          Income taxes                   1,621     1,284       989

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

     Effective February 29, 1996, the Company acquired the assets and operations of two factory-owned stores of Case in California. The acquisition was consummated for approximately $630 in cash, $1,590 in installment notes payable to Case and the assumption of $3,965 in inventory floor plan debt with Case and its affiliates. The accounts of these two stores have been included in the Company's accounts from the effective date of the acquisition. The acquisition was accounted for as a purchase and resulted in the recording of approximately $150 in goodwill which is included in other long-term assets on the Company's books and is being amortized on the straight-line basis over 20 years. Unaudited pro forma combined results of operations for the two-year period ended July 31, 1996 as if the acquisition of such stores had occurred as of the beginning of the period are summarized as follows:

                                           1996           1995
                                        ----------     ----------

               Net sales                $ 115,097      $ 100,226
               Net income               $   2,062      $   1,400
               Net income per
                common share            $    0.58      $    0.58

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

     Effective January 17, 1997, the Company acquired the operating assets of Sahlberg Equipment, Inc.("Sahlberg"), as described in Footnote 1 above.
     The acquisition was accounted for under the purchase method. Unaudited pro forma combined results of operations for the year ended July 31, 1997 as if the acquisition of the Sahlberg stores had occurred as of the beginning of the period are summarized as follows:

                                                1997
                                             ---------

               Net sales                     $158,391
               Net income                    $    (37)
               Net income per common share   $  (0.01)

     Fiscal year 1996 figures for Sahlberg Equipment, Inc. were not made available to the Company.

3.   RELATED PARTY TRANSACTIONS

     Since the acquisition of the Predecessor Company, the Company has depended on AUGI for substantial support as well as for various services such as legal, financial and human resources. American United Global allocated the cost for these services pro rata among its businesses based on operating revenues. The allocated cost for these services is included in selling, general and administrative expense and totaled $50 and $724 for the years ended July 31, 1996 and 1995, respectively. Management believes that the method used to allocate these expenses reasonably reflects the actual costs of services provided and that such expenses on a stand alone basis would not produce materially different results. As of January 1, 1996, AUGI no longer provided the above mentioned services and therefore the allocation of these expenses ceased.

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

     On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC (MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Kent, Washington, real property and improvements, MRR II leased such real property and improvements to the Company under the terms of a 20-year lease agreement dated June 1, 1997 with the Company paying the initial annual rate of $205. Under the lease, such annual rate increases to $231 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

4.   INVENTORIES

     Inventories consist of the following:

                                                    July 31,            July 31,
                                                      1997                1996
                                                    --------           --------
          Equipment:
             New equipment                          $ 66,977           $ 53,279
             Used equipment                            8,234              6,090
          Parts                                        8,159              6,320
                                                    --------           --------
                                                    $ 83,369           $ 65,689
                                                    --------           --------
                                                    --------           --------

     At July 31, 1997 and 1996 approximately $18,452 and $12,079, respectively, of equipment was being held for rent and, in accordance with standard industry practice, is included in new equipment inventory. Such equipment is generally being charged to cost of goods sold at an amount equal to 80 percent of the rental payments received.

5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                     JULY 31,           JULY 31,
                                                      1997               1996
                                                    --------           --------

          Land                                      $    840           $    840
          Buildings                                    3,681              3,001
          Machinery and equipment                      2,508              2,092
          Office furniture and fixtures                2,143              1,742
          Computer hardware and software                 927                496
          Vehicles                                     1,095                892
          Leasehold improvements                         114                 41
                                                    --------           --------
                                                      11,308              9,104
          Less: accumulated depreciation              (3,158)            (2,073)
                                                    $  8,149           $  7,031
                                                    --------           --------
                                                    --------           --------

6.   BORROWINGS

     In connection with the acquisition of the Fremont and Sparks stores in fiscal 1995, the Sacramento store in fiscal 1996, and the Sahlberg stores in fiscal 1997, the Company entered into various term notes with Case for the purchase of used equipment, parts, shop tools, furniture and fixtures, and accounts receivable. The terms of these notes range from six to twenty-four months, provide for interest charges at various rates up to prime plus 2% and are collateralized by the related equipment, parts, and fixed assets. At July 31, 1997 and 1996 a total of $4,082 and $963, respectively, remained outstanding on these notes.

     On October 10, 1995, using proceeds from the Company's initial public offering, the Company retired the $2,175 real estate note to Case for the purchase of the Sparks, Nevada real estate in September 1994. In March 1996, the Company consummated an agreement with an institutional lender for a conventional mortgage on the property in the amount of $1,330, secured by the Sparks, Nevada real estate. The agreement calls for principal and interest payments over a seven year term using a fifteen year amortization period. The note cannot be prepaid during the first two years of its term.

     In connection with the acquisition of the original seven stores, the Company entered into a purchase agreement for the Auburn, Washington facility subject to the completion by Case of certain environmental remediation. In December 1995, after completion of the remediation, the Company entered into a sale-leaseback transaction with an unrelated party regarding the Auburn facility which resulted in no gain or loss to the Company. The term of the lease is 20 years at an initial annual rate of $204. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs with respect to the leased property during the lease term. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

     The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a four-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. The Company also has an inventory credit facility with Seafirst Bank to provide up to $22,000 for the purchase of new and used equipment held for sale as well as equipment held for rental. Principal payments under this line are generally due in periodic installments over terms ranging from twelve to twenty-four months from the borrowing date. This credit facility is subject to annual review and expires July 1, 1998.

     In June 1997, the Company obtained a $75,000 inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts may be advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Interest payments on the outstanding balance are due monthly.

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                                                                       JULY 31,
                                                   Interest                 Maturity            -----------------------------
                                                     Rate                     Date                1997                 1996
                                                     ----                     ----                ----                 ----

Case Credit Corporation                           Prime + 2%                 8 - 48              $32,177             $38,501
                                                     (10.50%) months
Seafirst Bank                                     Prime                     12 - 24               20,857              14,352
                                                     ( 8.50%) months
Deutsche Financial Services                       Prime                     18 - 36                    -                   -
                                                     ( 8.50%) months
Other finance companies                           variable                  12 - 48                2,456               1,511
                                                     (8.50%-10.50%) months                        -------             -------
                                                                                                 $55,490             $54,364
                                                                                                  -------             -------
                                                                                                  -------             -------


7.   INCOME TAXES

     The provision for income taxes is comprised of the following:


                                                    YEAR ENDED
                                 ----------------------------------------------

                                  JULY 31,           JULY 31,           JULY 31,
                                    1997               1996              1995
                                 ---------          ---------         ----------
     Current:
     Federal                     $   974            $  1,242          $   1,000
     State                           119                  96                 56
                                 -------            --------          ---------
                                   1,093               1,338              1,056
                                 -------            --------          ---------

     Deferred:
        Federal                     (357)                (49)               (64)
        State                        (43)                 (5)                (3)
                                 -------            --------          ---------
                                    (400)                (54)               (67)
                                 -------            --------          ---------
     Total provision for
      income taxes               $   693            $  1,284           $    989
                                 -------            --------          ---------
                                 -------            --------          ---------

     The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                       YEAR ENDED
                                      ------------------------------------------

                                       JULY 31,         JULY 31,        JULY 31,
                                         1997            1996             1995
                                      ---------        ---------       ---------

     Statutory federal income
      tax rate                          34.0%            34.0%            34.0%
     State income taxes, net of
      federal income tax benefit         4.5%             2.7%             2.1%
     Purchase accounting
      adjustments                           -                -             0.2%

     Other                               3.1%             1.5%             1.8%
                                    ---------        ---------        ---------
                                        41.6%            38.2%            38.1%
                                    ---------        ---------        ---------
                                    ---------        ---------        ---------

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                       JULY 31,      JULY 31,
                                                         1997           1996
                                                      --------       --------
     Deferred assets:
        Inventory reserve                                  439            223
        Bad debt reserve                                   157            189
        Accrued vacation and bonuses                        79             91
        Other accruals                                     261             53
                                                      --------       --------
        Current Deferred Tax Asset                         936            556
                                                      --------       --------

     Deferred liabilities:
        Depreciation and amortization                 $   (295)      $   (348)
        Goodwill and intangibles                           (69)           (35)
                                                      --------       --------
        Long-term Deferred Tax Liability                  (364)          (383)
                                                      --------       --------
        Net Deferred Tax Asset                        $    572       $    173
                                                      --------       --------
                                                      --------       --------

8.   STOCKHOLDERS' EQUITY

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

     STOCK OPTION PLANS
     In March 1995, AUGI, as the sole stockholder of the Company, approved the Company's 1995 Stock Option Plan, as previously adopted by the Board of Directors (the "Plan"), under which key employees, officers, directors and consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 300,000 shares of the Company's common stock. In December 1995, the stockholders amended the 1995 stock option plan to increase the number of shares underlying the plan from 300,000 to 850,000 shares. In December 1996, the stockholders amended the 1985 stock option plan to increase the number of shares underlying the plan to 1,500,000 shares. The Plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the Plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Upon approval of the Plan, the Company's Board of Directors awarded non-qualified stock options for an aggregate of 200,000 shares, all of which provide for an exercise price of $6.50 per share. On December 28, 1995, the exercise price of the options previously granted was lowered to $4.50 per share, the market price as of that date. All outstanding options expire ten years after the date of issue.

     In December 1995, the Board of Directors adopted a 5-year "Formula" stock option plan for non-employee directors under which each non-employee director is entitled to receive on August 1 of each year beginning August 1, 1996, options for 2,500 shares of the Company's Common Stock.

     During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value method of accounting for an employee stock option or similar equity instrument and encourage all entities to adopt that method of accounting for all compensation cost related to stock options issues to all employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement has been applied.

     The Company has elected to account for its stock based compensation under APB 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during fiscal years 1996 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 1996 and 1997 were:

                                                         FY97            FY96
                                                      --------        --------
            Risk free interest rate                     6.562%         6.151%
            Expected dividend yield                         0%             0%
            Expected lives                             5 years        5 years
            Expected volatility                         56.59%         56.59%

     Options are assumed to vest over the five year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur.
     For the years ended July 31, 1997 and July 31, 1996, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $1,532 and $496, respectively, which would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value per share of the options granted in fiscal years 1997 and 1996 are $2.46 and $2.48, respectively.

     If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income and pro forma net income and net income per share and pro forma net income per share would have been reported as follows:

                           Year Ended July 31, 1997    Year Ended July 31, 1996
                           ------------------------    ------------------------
                            Net Income     E.P.S.      Net Income       E.P.S.
                            ----------     ------      ----------       ------

            As Reported       $  971       $  0.27       $  2,079       $0.58
            Pro Forma         $  600       $  0.17       $  2,079       $0.58

The effects of applying SFAS 123 for providing pro forma disclosure for fiscal years 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

The following summarizes the stock option transactions under the Company's stock option plans:

                                                       Shares   Weighted Average
                                                        (000)     Option Price
                                                       ------   ----------------
Options outstanding July 31, 1995:                       200         $ 6.50
     Exercised                                             -              -
     Surrendered                                        (200)          6.50
     Granted                                             200            450

Options outstanding July 31, 1996:                       200           4.50
     Exercised                                             -              -
     Surrendered                                         (82)          4.45
     Granted                                             707           4.48

Options outstanding July 31, 1997:                       825           4.49

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 1997:


                                                                Weighted Average
 Exercise        No. Of Options        Weighted Average         Contractual Life          No. Of Options     Weighted Average
 Price           Outstanding           Exercise Price           Remaining                 Exercisable        Exercise Price
 $4.375            320,000                $4.375                    9.00                        5,000              $4.375
  4.656              5,000                 4.656                    9.00                        5,000               4.656
  4.500            450,000                 4.500                    8.00                      200,000               4.500
  5.125             50,000                 5.125                    9.50                       50,000               5.125
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                   825,000                 4.490                                              260,000               4.621


9.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and certain computer equipment and software under noncancelable lease agreements. As more fully described in Notes 3 and 6, the building portion of three of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,474, $924, and $733 for the years ended July 31, 1997, 1996, and 1995, respectively. The computer equipment lease expires August 1999 and meets certain specific criteria to be accounted for as a capital lease.

     Assets recorded under capital leases are as follows:

                                       JULY 31,       JULY 31,       JULY 31,
                                        1997            1996           1995
                                     ---------      ----------      ---------
     Capitalized asset value            2,830       $    1,836      $    170
     Less accumulated amortization       (271)            (134)          (54)
                                     --------       ----------      --------

                                     $  2,559       $    1,702      $    116
                                     --------       ----------      --------
                                     --------       ----------      --------

Future minimum lease payments under all non-cancelable leases as of July 31, 1997, are as follows:

                                                 CAPITAL           OPERATING
   YEAR ENDING JULY 31,                          LEASES             LEASES
   -------------------                           ------             ------

      1998                                     $    362           $   1,301
      1999                                          362                 917
      2000                                          257                 826
      2001                                          280                 440
      2002                                          307                 356
      Thereafter                                  5,896               4,507
                                               --------           ---------
  Total annual lease payments                  $  7,264           $   8,147
                                                                  ---------
                                                                  ---------

  Less amount representing interest
    with imputed rates ranging from 6% to 15%     4,705
                                               --------
  Present value of minimum lease payments         2,559
  Less current portion                              106
                                               --------

  Long-term portion                            $  2,453
                                               --------
                                               --------

The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become non-cancellable by the Company. As of July 31, 1997, such purchase commitments totaled $13,410. In addition, the Company had pending purchase orders not yet accepted by Case Corporation totalling $14,103.

Subsequent to July 31, 1997, the Company entered into sales contracts containing repurchase obligations totalling approximately $195 in repurchase obligations.

10.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA(1)

                                                                                             Quarter
                                                          -------------------------------------------------------------------
                                                           Total
                                                           First          Second         Third         Fourth           Year
                                                           -----          ------         -----         ------           ----
Fiscal 1997:

    Net sales                                             $31,213        $34,988        $42,043        $39,886       $148,130
    Gross Profit                                            3,765          3,601          4,239          4,265         15,870
    Net income                                                517            335            245           (126)           971
    Net income per share                                     0.14           0.09           0.07          (0.03)           .27

(1) The figures for the third and fourth quarters of fiscal year 1997 have been revised from previously reported quarterly figures to reflect an approximately $360 reclassification of costs of sales from the fourth quarter to the third quarter. In addition, figures for the fourth quarter of fiscal year 1997 reflect an approximately $440 one-time write-down for unreimbursed warranty related expenses already incurred and to accrue for future warranty related expenses the Company does not expect to be reimbursed by Case Corporation.


                                                                                             Quarter
                                                          -------------------------------------------------------------------
                                                           Total
                                                           First          Second         Third         Fourth           Year
                                                           -----          ------         -----         ------           ----
Fiscal 1996:

    Net sales                                             $23,153        $25,772        $26,136        $31,494       $106,555
    Gross Profit                                            2,704          2,728          3,282          3,935         12,649
    Net income                                                523            318            525            713          2,079
    Net income per share                                        .15            .09            .15            .20            .58


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Portland, Oregon
September 16, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.


Our audits of the consolidated financial statements referred to in our report dated September 16, 1997 appearing on page F-18 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in
Item 8 of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Portland, Oregon
September 16, 1997

                                                                     SCHEDULE II

                             WESTERN POWER & EQUIPMENT CORP.

                           VALUATION AND QUALIFYING ACCOUNTS
               For the Fiscal Years Ended July 31, 1997, 1996, and 1995

                               (DOLLARS IN THOUSANDS)


                                            Balance at     Charged to   Charged to                      Balance at
                                            Beginning       Costs and      Other                         End of
      Description                           of Period       Expenses     Accounts      Deductions        Period
      -----------                           ---------       --------     --------      ----------        ------
ACCOUNTS RECEIVABLE RESERVE:

 Fiscal year ended July 31, 1997              $519           $516          $ ---         $(604)            $431

 Fiscal year ended July 31, 1996               370            353            ---          (204)             519

 Fiscal year ended July 31, 1995               233            215            ---           (78)             370

 Fiscal year ended July 31, 1994                74            165            ---            (6)             233

INVENTORY RESERVE:

 Fiscal year ended July 31, 1997             1,212            598            ---           (213)          1,597

 Fiscal year ended July 31, 1996               449            768            ---            (5)           1,212

 Fiscal year ended July 31, 1995               439             50            ---           (40)             449

 Fiscal year ended July 31, 1994               500            ---            ---           (61)             439


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WESTERN POWER & EQUIPMENT CORP.


                                             BY:/S/ C. Dean Mclain
                                                -----------------------------
                                               C. DEAN MCLAIN, PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                         DATE
---------                          -----                         ----

/S/ ROBERT M. RUBIN           CHAIRMAN AND                  OCTOBER 29, 1997
-------------------           DIRECTOR
 ROBERT M. RUBIN


/S/ C. DEAN MCLAIN            PRESIDENT, CHIEF              OCTOBER 29, 1997
-------------------           EXECUTIVE OFFICER
 C. DEAN MCLAIN               AND DIRECTOR


/S/ MARK J. WRIGHT            VICE PRESIDENT OF FINANCE,    OCTOBER 29, 1997
-------------------           CHIEF FINANCIAL AND
 MARK J. WRIGHT               PRINCIPAL ACCOUNTING
                              OFFICER, TREASURER AND
                              SECRETARY


/S/JAMES H. PENLAND           DIRECTOR                      OCTOBER 29, 1997
-------------------
 JAMES H. PENLAND


/S/HAROLD CHAPMAN, JR.        DIRECTOR                      OCTOBER 29, 1997
-------------------
 HAROLD CHAPMAN, JR.