Form 10-Q
period 1997-10-31
WESTERN POWER & EQUIPMENT CORP
filed 1997-12-15
CIK 939729

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                        For the Quarter Ended October 31, 1997
                            Commission File Number 0-26230


                           WESTERN POWER & EQUIPMENT CORP.
                           -------------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                                    91-1688446
              --------                                    ----------
    (State or other jurisdiction of                  (I.R.S. Employer I.D.
    incorporation or organization)                          number)

4601 NE 77th Avenue, Suite 200, Vancouver, WA                 98662
---------------------------------------------                 -----
(Address of principal executive offices)                    (Zip Code)


                Registrant's telephone no.:  (360) 253-2346
                                             --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


              YES    X                      NO
                  -------                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Title of Class                     Number of shares
           Common Stock                        Outstanding
    (par value $.001 per share)                 3,533,462

                           WESTERN POWER & EQUIPMENT CORP.
                                        INDEX


PART I.  FINANCIAL INFORMATION                                     Page Number

    Item 1.   Financial Statements

      Consolidated Balance Sheet
        October 31, 1997 (Unaudited) and July 31, 1997. . . . .          1

      Consolidated Statement of Operations
        Three months ended October 31, 1997 (Unaudited)
        and October 31, 1996 (Unaudited). . . . . . . . . . . .          2

      Consolidated Statement of Cash Flows
        Three months ended October 31, 1997 (Unaudited)
        and October 31, 1996 (Unaudited). . . . . . . . . . . .          3

      Notes to Consolidated Financial Statements. . . . . . . .          4

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Operating Results . . . .      5 - 9


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

    Item 2.   Changes in Securities . . . . . . . . . . . . . .        N/A

    Item 3.   Defaults Upon Senior Securities . . . . . . . . .        N/A

    Item 4.   Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . . .        N/A

    Item 5.   Other Information . . . . . . . . . . . . . . . .        N/A

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . .        N/A

ITEM 1.
                           WESTERN POWER & EQUIPMENT CORP.
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)


                                                                  October 31,    July 31,
                                                                     1997          1997
                                                                  -----------    --------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .         $3,601        $ 1,875
  Accounts receivable, less allowance for
    doubtful accounts of $603 and $651. . . . . . . . . . .         10,955          9,677
  Inventories . . . . . . . . . . . . . . . . . . . . . . .         82,819         83,369
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .             48             39
  Income taxes receivable . . . . . . . . . . . . . . . . .            220            514
  Deferred income taxes . . . . . . . . . . . . . . . . . .            936            936
                                                                  --------       --------
      Total current assets. . . . . . . . . . . . . . . . .         98,579         96,410
  Property, plant and equipment, net. . . . . . . . . . . .          8,019          8,149
  Intangibles and other assets. . . . . . . . . . . . . . .          2,811          2,864
                                                                  --------       --------

      Total assets. . . . . . . . . . . . . . . . . . . . .       $109,409       $107,423
                                                                  --------       --------
                                                                  --------       --------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under floor plan financing . . . . . . . . . .        $35,083        $55,490
  Short-term borrowings . . . . . . . . . . . . . . . . . .         28,547          4,074
  Accounts payable. . . . . . . . . . . . . . . . . . . . .         15,807         18,107
  Accrued payroll and vacation. . . . . . . . . . . . . . .            743            736
  Other accrued liabilities . . . . . . . . . . . . . . . .          1,732          1,914
  Covenant not to compete . . . . . . . . . . . . . . . . .            100            100
  Capital lease obligation. . . . . . . . . . . . . . . . .             97            106
                                                                  --------       --------
      Total current liabilities . . . . . . . . . . . . . .         82,109         80,527

Covenant not to compete . . . . . . . . . . . . . . . . . .             21             46
Deferred income taxes . . . . . . . . . . . . . . . . . . .            364            364
Capital lease obligation. . . . . . . . . . . . . . . . . .          2,434          2,453
Long-term borrowings. . . . . . . . . . . . . . . . . . . .          1,201          1,268
                                                                  --------       --------
      Total liabilities . . . . . . . . . . . . . . . . . .         86,129         84,658
                                                                  --------       --------

Stockholders' equity:
  Preferred stock-10,000,000 shares authorized;
    none issued and outstanding . . . . . . . . . . . . . .              -              -
  Common stock-$.001 par value; 20,000,000
    shares authorized; 3,533,462 issued and
    outstanding . . . . . . . . . . . . . . . . . . . . . .              4              4
  Additional paid-in capital. . . . . . . . . . . . . . . .         16,047         16,047
  Retained earnings . . . . . . . . . . . . . . . . . . . .          7,229          6,714
                                                                  --------       --------
      Total stockholders' equity. . . . . . . . . . . . . .         23,280         22,765
                                                                  --------       --------

      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . . . . . . . . . .       $109,409       $107,423
                                                                  --------       --------
                                                                  --------       --------



                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                   (Dollars in thousands, except per share amounts)


                                                          Three Months Ended
                                                              October 31,
                                                           1997        1996
                                                           ----        ----

Net sales . . . . . . . . . . . . . . . . . . . .        $36,958      $31,213

Cost of goods sold. . . . . . . . . . . . . . . .         32,623       27,448
                                                         -------      -------

Gross profit. . . . . . . . . . . . . . . . . . .          4,335        3,765

Selling, general and administrative expenses. . .          2,812        2,251

Other (income) expense:
   Interest expense . . . . . . . . . . . . . . .            764          853
   Other income . . . . . . . . . . . . . . . . .            (89)        (180)
                                                         -------      -------

Income before taxes . . . . . . . . . . . . . . .            848          841

Income tax provision. . . . . . . . . . . . . . .            333          324
                                                         -------      -------

Net income. . . . . . . . . . . . . . . . . . . .        $   515      $   517
                                                         -------      -------
                                                         -------      -------

Earnings per common share . . . . . . . . . . . .        $  0.14      $  0.14
                                                         -------      -------
                                                         -------      -------

Weighted average common shares. . . . . . . . . .          3,662        3,619
                                                         -------      -------
                                                         -------      -------


                   See accompanying notes to financial statements.

                           WESTERN POWER & EQUIPMENT CORP.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in thousands)


                                                                       Three Months Ended
                                                                          October 31,
                                                                     1997            1996
                                                                     ----            ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .         $   515         $  517
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . .             310            244
      Amortization . . . . . . . . . . . . . . . . . . . .              65             25
      Changes in assets and liabilities (excluding
        effects of acquisition):
          Accounts receivable. . . . . . . . . . . . . . .          (1,278)        (3,826)
          Inventories. . . . . . . . . . . . . . . . . . .             551          1,314
          Floor plan financing . . . . . . . . . . . . . .         (20,369)           774
          Prepaid expenses . . . . . . . . . . . . . . . .              (9)           (16)
          Accounts payable . . . . . . . . . . . . . . . .          (2,300)           604
          Accrued payroll and vacation . . . . . . . . . .               7           (259)
          Other accrued liabilities. . . . . . . . . . . .            (183)           219
          Income taxes payable . . . . . . . . . . . . . .             294            204
          Other assets . . . . . . . . . . . . . . . . . .             (56)           (40)
                                                                    ------         ------
  Net cash used in operating activities. . . . . . . . . .         (22,453)          (240)
                                                                    ------         ------

Cash flow used in investing activities:
  Purchase of fixed assets . . . . . . . . . . . . . . . .            (180)          (124)
                                                                    ------         ------
  Net cash used in investing activities. . . . . . . . . .            (180)          (124)
                                                                    ------         ------

Cash flows from financing activities:
  Principal payments on capital leases . . . . . . . . . .             (28)           (31)
  Short-term borrowings (repayments) . . . . . . . . . . .          24,387           (474)
                                                                    ------         ------
  Net cash provided by (used in) financing activities. . .          24,359           (505)
                                                                    ------         ------

Increase (decrease) in cash and cash equivalents . . . . .           1,726           (869)
Cash and cash equivalents at beginning of
 period. . . . . . . . . . . . . . . . . . . . . . . . . .           1,875          2,721
                                                                    ------         ------
Cash and cash equivalents at end of period . . . . . . . .          $3,601         $1,852
                                                                    ------         ------
                                                                    ------         ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . .            $764           $853
  Income taxes . . . . . . . . . . . . . . . . . . . . . .               -            120


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

A capital lease obligation of $292 was incurred during the year ended July 31, 1997 when the Company entered into a lease for computer equipment and software. A capital lease obligations of $680 was incurred in June 1997 when the Company entered into a 20-year lease for the Kent, Washington facility.


                   See accompanying notes to financial statements.

                           Western Power & Equipment Corp.

                      Notes to Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1997 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1997 filed with the Securities and Exchange Commission.


2.  INVENTORIES

Inventories consist of the following:
                                                   October 31,     July 31,
                                                      1997           1997
                                                      ----           ----

         Equipment:
           New equipment. . . . . . . . . . . . .   $66,639        $66,976
           Used equipment . . . . . . . . . . . .     7,995          8,234
         Parts. . . . . . . . . . . . . . . . . .     8,185          8,159
                                                    -------        -------

                                                    $82,819        $83,369
                                                    -------        -------
                                                    -------        -------

3.  CHANGE IN ACCOUNTING ESTIMATE

    Effective August 1, 1997, the Company changed its estimate of depreciation on its rental equipment inventory from 80% of billings to 70% of billings.
This change in accounting estimate resulted in an increase in rental equipment inventory and a decrease in cost of goods sold of approximately $440,000 for the quarter ended October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, sales levels, margins, expenses, inventory levels, and interest savings.

GENERAL

Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective September 10, 1994, the Company also purchased from Case Corporation (Case) two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case. The opening of a Stockton, California outlet was completed in March 1996. In June 1996 the Company completed the acquisition of GCS, Inc. bringing the total number of distribution outlets owned and operated by the Company to 18. In September, 1996, the Company opened a new distribution outlet in Milton-Freewater, Oregon bringing the total number of distribution outlets owned and operated by the Company to 19. In January 1997, the Company opened a new store in Redding, California bringing the total number of distribution outlets owned and operated by the Company to 20. Also in January 1997, the Company acquired substantially all of the assets of Sahlberg Equipment, Inc. and continues to operates its stores in Kent, Washington, Portland, Oregon, and Anchorage, Alaska, bringing the total number of distribution outlets owned and operated by the Company to 23. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1996.

Revenues for the three month period ended October 31, 1997 increased $5,745,000 or approximately 18% over the three month period ended October 31, 1996, due mainly to the contribution of stores opened or acquired within the 12 months ended October 31, 1997 which accounted for $4,708,000 of this increase in sales. Same store revenues increased $1,037,000 or 3.3% for the three month period ended October 31, 1997, as compared to the prior year period.

The Company's gross profit margin of 11.7% for the three month period ended October 31, 1997 was down from the prior year comparative period margin of 12.1%. The decrease in gross profit margins was mainly the result of slighlty lower gross margins in equipment sales.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales were 7.6%, compared with 7.2% in the year prior period. Although the first quarter figure is above management's goal of 7% of sales, management expects SG&A expenses as a percentage of sales to decrease over the next few quarters.

Interest expense for the three months ended October 31, 1997 was $764,000 compared with $853,000 in the prior year comparative period. This 10% decrease is largely the result of moving to less expensive floor plan financing.

The effective tax rate for the three months ended October 31, 1997 was consistent with the prior year at 39%. The Company anticipates the effective tax rate to remain at statutory rates for the foreseeable future.

Although sales were ahead, the decrease in gross margins and the increase in operating expenses offset the sales increase such that net income for the quarter ended October 31, 1997 was virtually the same as the prior year. Earnings per share was $0.14 per share in the first quarter of fiscal 1998, the same as in the prior year period.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1997, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $55,490,000. As of October 31, 1997, approximately $35,083,000 was outstanding under these manufacturer provided floor plan arrangements.

In order to take advantage of the three percent cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as alternatives to manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997. This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On October 31, 1997, approximately $12,882,000 was outstanding under such line of credit, the principal of which bears interest at approximately .50 percent below the bank's prime rate and is subject to annual review and renewal on July 1, 1998.

In June 1997, the Company obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of October 31, 1997, approximately $28,424,000 was outstanding under this facility at an interest rate of 8.50%.

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

The real property and improvements upon which the Kent, Washington facility acquired from Sahlberg is located, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of such real property and improvements, MRR II leased such real property and improvements to the Company under the terms of a 20-year Commercial Lease Agreement dated as of June 1, 1997. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.
See Notes 3 and 9 to the accompanying Consolidated Financial Statements for more information.

On December 11, 1997 the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $112,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,176,000 in inventory floor plan debt with Case and its affiliates. The acquisition will be accounted for as a purchase.

The real property and improvements upon which the Yuba City, California facility acquired from Case is located, was purchased by McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert
M. Rubin, the Chairman and a director of the Company. MRR III is leasing such real property and improvements to the Company under the terms of a Commercial Lease Agreement dated as of December 11, 1997. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease. See Notes 3 and 9 to the accompanying Consolidated Financial Statements for more information.

During the quarter ended October 31, 1997, cash and cash equivalents increased by $1,727,000 primarily due to the increased borrowings from Deutsche Financial Services. Excluding the effect of moving floor plan financing to Deutsche Financial Services, the Company had negative cash flow from operating activities during the quarter of $2,083,000, reflecting net income for the year after adding back depreciation and amortization and subtracting cash used in lowering the accounts payable balance.

The Company's cash and cash equivalents of $3,601,000 as of October 31, 1997 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

PART II. OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

         A.   EXHIBITS.                                    TO BE INCLUDED IN
                                                           AMENDED 10-Q

         B.   REPORTS ON FORM 8-K.                         NONE

                                      SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

December 15, 1997

                    By: /s/ Mark J. Wright
                        ---------------------------------------
                        Mark J. Wright
                        Vice President, Chief Accounting and Chief
                        Financial Officer