Form 10-Q
period 1998-01-31
WESTERN POWER & EQUIPMENT CORP
filed 1998-03-16
CIK 939729

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                       For the Quarter Ended January 31, 1998
                           Commission File Number 0-26230


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

                           WESTERN POWER & EQUIPMENT CORP.
                                       INDEX


PART I.   FINANCIAL INFORMATION                                    Page Number

     Item 1.   Financial Statements

      Consolidated Balance Sheet
        January 31, 1998 (Unaudited) and July 31, 1997 . . . . . . . .   1

      Consolidated Statement of Operations
        Three months ended January 31, 1998 (Unaudited)
        and January 31, 1997 (Unaudited) . . . . . . . . . . . . . . .   2

      Consolidated Statement of Operations
        Six months ended January 31, 1998 (Unaudited)
        and January 31, 1997 (Unaudited) . . . . . . . . . . . . . . .   3

      Consolidated Statement of Cash Flows
        Six months ended January 31, 1998 (Unaudited)
        and January 31, 1997 (Unaudited) . . . . . . . . . . . . . . .   4

      Notes to Consolidated Financial Statements . . . . . . . . . . .   5 - 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Operating Results . . . . . . .   7 - 11


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   N/A

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . .   N/A

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .   N/A

     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . . .   12

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   N/A

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   12

ITEM 1.
                          WESTERN POWER & EQUIPMENT CORP.
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)

                                                      January 31,    July 31,
                                                         1998          1997
                                                      -----------   ----------
                                                      (Unaudited)
                ASSETS
                ------
Current assets:
  Cash and cash equivalents. . . . . . . . . . .           $1,842      $ 1,875
  Accounts receivable, less allowance for
    doubtful accounts of $715 and $651 . . . . .           12,151        9,677
  Inventories. . . . . . . . . . . . . . . . . .           82,992       83,369
  Prepaid expenses . . . . . . . . . . . . . . .                6           39
  Income taxes receivable. . . . . . . . . . . .              366          514
  Deferred income taxes. . . . . . . . . . . . .              936          936
                                                      -----------   ----------
      Total current assets . . . . . . . . . . .           98,293       96,410

  Property, plant and equipment, net . . . . . .            7,943        8,149
  Intangibles and other assets . . . . . . . . .            2,759        2,864
                                                      -----------   ----------

      Total assets . . . . . . . . . . . . . . .         $108,995     $107,423
                                                      -----------   ----------
                                                      -----------   ----------

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------
Current liabilities:
  Borrowings under floor plan financing. . . . .          $16,723      $55,490
  Short-term borrowings. . . . . . . . . . . . .           49,515        4,074
  Accounts payable . . . . . . . . . . . . . . .           11,668       18,107
  Accrued payroll and vacation . . . . . . . . .              768          736
  Other accrued liabilities. . . . . . . . . . .            2,257        1,914
  Capital lease obligation . . . . . . . . . . .              105          106
  Covenant Not to Compete. . . . . . . . . . . .               96          100
                                                      -----------   ----------
      Total current liabilities. . . . . . . . .           81,132       80,527

Covenant Not to Compete. . . . . . . . . . . . .                -           46
Deferred income taxes. . . . . . . . . . . . . .              364          364
Capital lease obligation . . . . . . . . . . . .            2,407        2,453
Long-term borrowings . . . . . . . . . . . . . .            1,197        1,268
                                                      -----------   ----------
      Total liabilities. . . . . . . . . . . . .           85,100       84,658
                                                      -----------   ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-10,000,000 shares authorized;
    none issued and outstanding. . . . . . . . .                -            -
  Common stock-$.001 par value; 20,000,000
    shares authorized; 3,533,462 issued and
    outstanding. . . . . . . . . . . . . . . . .                4            4
  Additional paid-in capital . . . . . . . . . .           16,047       16,047
  Retained earnings. . . . . . . . . . . . . . .            7,844        6,714
                                                      -----------   ----------
      Total stockholders' equity . . . . . . . .           23,895       22,765
                                                      -----------   ----------

      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . . . .         $108,995     $107,423
                                                      -----------   ----------
                                                      -----------   ----------

                   See accompanying notes to financial statements.

                          WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                  (Dollars in thousands, except per share amounts)


                                                            Three Months Ended
                                                                January 31,
                                                             1998         1997
                                                           ------        -----


Net sales. . . . . . . . . . . . . . . . . . . .          $39,658      $34,988

Cost of goods sold . . . . . . . . . . . . . . .           34,669       31,387
                                                          --------     --------
Gross profit . . . . . . . . . . . . . . . . . .            4,989        3,601

Selling, general and administrative expenses . .            3,119        2,384

Other (income) expense:
  Interest expense . . . . . . . . . . . . . . .            1,076          825
  Other income . . . . . . . . . . . . . . . . .             (153)        (154)
                                                          --------     --------

Income before taxes. . . . . . . . . . . . . . .              947          546

Income tax provision . . . . . . . . . . . . . .              332          211
                                                          --------     --------

Net income . . . . . . . . . . . . . . . . . . .          $   615      $   335
                                                          --------     --------
                                                          --------     --------

Basic earnings per common share. . . . . . . . .          $  0.17      $  0.09
                                                          --------     --------
                                                          --------     --------

Average outstanding common shares for
  basic earnings per share . . . . . . . . . . .            3,533        3,533
                                                          --------     --------
                                                          --------     --------

Average outstanding common shares and equivalants
 for diluted earnings per share. . . . . . . . .            3,747        3,582
                                                          --------     --------
                                                          --------     --------

Diluted earnings per share . . . . . . . . . . .          $  0.16      $  0.09
                                                          --------     --------
                                                          --------     --------

                  See accompanying notes to financial statements.

                          WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                  (Dollars in thousands, except per share amounts)


                                                            Six Months Ended
                                                                January 31,
                                                             1998         1997
                                                            -----        -----
Net sales. . . . . . . . . . . . . . . . . . . .          $76,616      $66,201

Cost of goods sold . . . . . . . . . . . . . . .           67,292       58,835
                                                          --------     --------

Gross profit . . . . . . . . . . . . . . . . . .            9,324        7,366

Selling, general and administrative expenses . .            5,931        4,635

Other (income) expense:
  Interest expense . . . . . . . . . . . . . . .            1,840        1,678
  Other income . . . . . . . . . . . . . . . . .             (242)        (334)
                                                          --------     --------

Income before taxes. . . . . . . . . . . . . . .            1,795        1,387

Income tax provision . . . . . . . . . . . . . .              665          535
                                                          --------     --------

Net income . . . . . . . . . . . . . . . . . . .          $ 1,130      $   852
                                                          --------     --------
                                                          --------     --------

Basic earnings per common share. . . . . . . . .          $  0.32      $  0.24
                                                          --------     --------
                                                          --------     --------
Average outstanding common shares for
  basic earnings per share . . . . . . . . . . .            3,533        3,533

Average outstanding common shares and equivalants
 for diluted earnings per share. . . . . . . . .            3,756        3,597
                                                          --------     --------
                                                          --------     --------

Diluted earnings per share . . . . . . . . . . .          $  0.30      $  0.24
                                                          --------     --------
                                                          --------     --------

                  See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                                January 31,
                                                             1998         1997
                                                            -----        -----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .           $1,130        $ 852
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation . . . . . . . . . . . . . . .              589          513
      Amortization . . . . . . . . . . . . . . .               92           59
      Changes in assets and liabilities:
          Accounts receivable. . . . . . . . . .           (2,474)      (2,697)
          Inventories. . . . . . . . . . . . . .              377        3,725
          Prepaid expenses . . . . . . . . . . .               33          (86)
          Accounts payable . . . . . . . . . . .           (6,438)       1,337
          Accrued payroll and vacation . . . . .               32         (250)
          Other accrued liabilities. . . . . . .             (211)         545
          Income taxes payable . . . . . . . . .              701         (168)
          Other assets . . . . . . . . . . . . .            1,197           10
                                                          --------     --------
Net cash (used in) provided by operating
   activities. . . . . . . . . . . . . . . . . .           (4,972)       3,840
                                                          --------     --------
Cash flow from investing activities:
  Purchase of fixed assets . . . . . . . . . . .             (383)        (867)
                                                          --------     --------
  Net cash used in investing activities  . . . .             (383)        (867)
                                                          --------     --------
Cash flows from financing activities:
  Principal payments on capital leases . . . . .              (47)         (77)
  Floor plan financing . . . . . . . . . . . . .          (39,982)      (9,511)
  Short-term borrowings. . . . . . . . . . . . .           45,351        4,709
                                                          --------     --------
  Net cash provided by (used in)
   financing activities. . . . . . . . . . . . .            5,322       (4,879)
                                                          --------     --------
Decrease in cash and cash equivalents. . . . . .              (33)      (1,906)
Cash and cash equivalents at beginning of
 period. . . . . . . . . . . . . . . . . . . . .            1,875        2,721
                                                          --------     --------
Cash and cash equivalents at end of period . . .           $1,842       $  815
                                                          --------     --------
                                                          --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . .           $1,840       $1,678
  Income taxes . . . . . . . . . . . . . . . . .              475          703

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


2.   INVENTORIES

Inventories consist of the following:

                                                          January 31,   July 31,
                                                           1998           1997
                                                          -----           -----

     Equipment:
       New equipment                                      $63,676      $66,976
       Used equipment                                       9,607        8,234
       Parts                                                9,709        8,159
                                                          --------     --------
                                                          $82,992      $83,369
                                                          --------     --------
                                                          --------     --------

3.   CHANGE IN ACCOUNTING ESTIMATE

Effective August 1, 1997, the Company changed its estimate of depreciation on its rental equipment inventory from 80% of billings to 70% of billings. This change in accounting estimate resulted in an increase in rental equipment inventory and a decrease in cost of goods sold of approximately $190 and $630 for the quarter and six months ended January 31, 1998, respectively.

4.   FISCAL 1998 EVENTS

On December 11, 1997 the Company acquired substantially all of the operating assets used by Case Corporation in connection with its business of servicing and distributing agricultural equipment at a distribution facility located in Yuba City, California. The real property and improvements used in connection with the Yuba City operation and upon which the Yuba City operation is located, were sold to McLain-Rubin Realty III, L.L.C. (MRR III) under the terms of a separate real property purchase and sale agreement. MRR III is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company.

The purchase price was an aggregate of $1,945, of which approximately $142 was paid in cash, consisting of approximately $1,427 for equipment inventory, $383 for parts inventories, $38 for fixed assets, $64 for accounts receivable, and $33 for other assets. MRR III acquired the real property and improvements used in connection with and upon which the Yuba City operation is located for $450 via a promissory note from MRR III to Case Corporation with a 12 month term.

The majority of the purchase price was financed by the Company through various promissory notes to Case Corporation dated December 11, 1997. The promissory notes are generally non-interest bearing for a short period (ranging from three to ten months) and then, if not paid in full, bear interest at prime plus two percent. The promissory notes carry repayment terms ranging from three equal monthly payments to over one year. All of the notes are cross-collateralized and secured by all the assets acquired in the Yuba City purchase.

Subsequent to the closing of the Yuba City acquisition, the Company entered into a 20-year lease agreement with MRR III for the Yuba City facility at an initial rental rate of $54 per year with increases at 5, 10, and 15 years. The lease is a net lease with payment of insurance, property taxes and maintenance costs by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

GENERAL

Effective November 1, 1992, the Company completed the acquisition of seven stores located in Washington and Oregon which sell and service equipment used in the construction industry. The Company's strategic plan was, and continues to be, that of expanding the operations and improving profitability at each of its existing retail outlets. In furtherance of such strategic plan, subsequent to 1992 the Company opened three additional outlets in Washington and Oregon. Effective September 10, 1994, the Company also purchased from Case Corporation
(Case) two additional retail construction equipment distribution outlets located in Sparks, Nevada and Fremont, California. The Fremont operation was relocated to neighboring Hayward, California in December 1994. In March and August 1995 the Company opened distribution outlets in Santa Rosa and Salinas, California, respectively. In February 1996, the Company announced the opening of a distribution outlet in Elko, Nevada. Also in February 1996, the Company completed the acquisition of the Sacramento, California outlet from Case. The opening of a Stockton, California outlet was completed in March 1996. In June 1996 the Company completed the acquisition of GCS, Inc., a California distributor of highway maintenance equipment with offices in Sacramento and Fullerton. In January 1997, the Company completed the acquisition of the operating assets of Sahlberg Equipment Inc., a four-store Pacific Northwest distributor of construction equipment, bringing the total number of distribution outlets owned and operated by the Company to 23. In December 1997, the Company completed the acquisition of a Case Corporation owned agriculatural equipment store in Yuba City, California. In addition, in December 1997, the Company opened a new construction equipment store in Clarkston, Washington bringing the total number of retail distribution outlets owned and operated by the Company to
25. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JANUARY 31, 1997.

Revenues for the three month period ended January 31, 1998 increased $4,670,000 or approximately 13% over the three month period ended January 31, 1997, due to the contribution of the stores acquired or opened in the last year. Same store revenues decreased $1,045,000 or 3% for the three month period ended January 31, 1998, as compared to the prior year period. The decrease in same store revenues resulted from decreases in the Washington and Oregon stores due mainly to a slight slowdown in construction activity in those states. Sales were up from the prior year's second quarter in all departments.

Revenues for the six month period ended January 31, 1998 increased $10,415,000 or approximately 16% over the six month period ended January 31, 1997. The increase was due primarily to the contribution of the stores acquired or opened in the last year, accounting for $9,714,000 (93%) of the increase in sales. Same store revenues increased $701,000 or 1% for the six month period ended January 31, 1998, as compared to the six month period ended January 31,

1997. For the six month period ended January 31, 1998, sales in all departments were up from the same period in the prior year.

The Company's gross profit margin of 12.6% for the three month period ended January 31, 1998 was up from the prior year comparative period margin of 10.3%. The increase in gross profit margins was the result of a slight increase in higher margin rental, parts, and service revenues as a percentage of sales and also the effect of buying inventory at lower costs due to cash payment and marketing incentives taken. For the six month period ended January 31, 1998, the Company's gross margin was 12.2% up from the 11.1% gross margin for the six month period ended January 31, 1997.

For the three month period ended January 31, 1998, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 7.9% up from 6.8% for the prior year's quarter. SG&A expenses for the six month period ended January 31, 1998 were 7.7% of sales compared to 7.0% of sales for the prior year six month period. Executive management has put in place a plan to reduce SG&A expenses as a percentage of sales for the balance of the fiscal year.

Interest expense for the three months ended January 31, 1998 of $1,076,000 was up significantly from the $825,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support the Company's higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet. Interest expense for the six month period ended January 31, 1998 was $1,840,000 compared to $1,678,000 for the six month period ended January 31, 1997, due to the increased inventory carried by the Company.

The effective tax rate for the six months ended January 31, 1998 was approximately 37.0%, which is slightly lower than the 38.6% effective tax rate for the prior year comparative period. The Company anticipates the effective tax rate to remain at the current level for the foreseeable future.

Net income for the quarter ended January 31, 1998 was $615,000 or $.17 per share compared with $335,000 or $0.09 per share for the prior year's second quarter. For the six month period ended January 31, 1998, earnings per share were $0.32, a 33% increase from the $0.24 earnings per share for the six month period ended January 31, 1997. The number of weighted average common shares and equivalents used for computing dilulted earnings per share for the quarter and six months ended January 31, 1998 reflects the incremental number of shares calculated using the treasury stock method for 1,536,000 options and warrants whose exercise prices range from $4.375 to $10.375.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of internal liquidity has been its profitable operations since its inception in November 1992. As more fully described below, the Company's primary sources of external liquidity were contributions to the Company by its parent, American United Global, Inc. ("AUGI"), and equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, Seattle-First National Bank ("Seafirst Bank"), and Deutsche Financial Services. In addition, in fiscal 1995, the Company completed an initial public offering of 1,495,000 shares of common stock at $6.50 per share, generating net proceeds of $7,801,000. The net proceeds of the offering were utilized to repay amounts due to AUGI and to Case, the acquisition and opening of additional outlets, as well as to reduce floor plan debt.

Under inventory floor planning arrangements, the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 1998, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $16,723,000.

In order to take advantage of the three percent cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing or as an alternative to various manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997. This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. On January 31, 1998, approximately $8,409,000 was outstanding under such line of credit, the principal of which bears interest at approximately .50 percent below the bank's prime rate and is subject to annual review and renewal on July 1, 1998.

In June 1997, the Company obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50 percent under prime to 1.00 percent over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of January 31, 1998, approximately $49,396,000 was outstanding under this facility at an interest rate of 8.00 percent.

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

The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year Commercial Lease Agreement dated as of March 1, 1996. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease while the land portion of the lease qualifies for treatment as an operating lease.

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

On December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $142,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,175,000 in inventory floor plan debt with Case and its affiliates. The acquisition has been accounted for under the purchase method of accounting.

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

During the six months ended January 31, 1998, cash and cash equivalents decreased by $33,000, reflecting the transfer of inventory funding from the various manufacturer provided flooring plans to the Deutsche Financial credit facility.

Excluding the effect of transferring inventory financing to the Deutsche Financial credit facility, the Company had negative cash flow from operating activities of $2,888,000 during the quarter ended January 31, 1998, chiefly as a result of paying down accounts payables. Purchases of fixed assets during the quarter were related mainly to the opening of new distribution outlets and the Yuba City, California store acquisition.

The Company's cash and cash equivalents of $1,842,000 as of January 31, 1998 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties any one or more of which could cause actual results to differ materially from those projected.

PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 27, 1998, the Company held its 1997 Annual meeting of Stockholders (the "Annual Meeting"). Each director holding office prior to the date of the Annual Meeting, Messrs. C. Dean McLain, Robert M. Rubin, Harold Chapman, Jr., and James Penland, were the only persons nominated for election at the Annual Meeting, and each of such persons was reelected at the Annual Meeting for another term as director. The votes recorded for election of each nominee for director were the following:


     Name                         For             Against        Abstention
     ----                      ---------          -------        ----------
     C. Dean McLain            3,449,639            -0-            12,622
     Robert M. Rubin           3,449,639            -0-            12,622
     Harold Chapman, Jr.       3,449,639            -0-            12,622
     James Penland             3,449,639            -0-            12,622

          Votes were also cast, and proposals approved, at the Annual Meeting for (i) ratification of the reappointment of Price Waterhouse, LLP as the Company's independent auditors for the 1998 fiscal year (3,456,301 votes in favor, 1,260 votes against, and 4,700 abstentions), and (ii) ratification of an increase of the number of shares available and to be granted under the Non-employee Director Formula Stock Option Plan (2,554,415 votes in favor, 268,057 votes against, 8,450 abstentions and 631,339 broker non-votes).

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS.                                                   NONE

          B.   REPORTS ON FORM 8-K.

               Form 8-K filed December 27, 1997 reporting on the acquisition of the operating assets of Case Corporation's Yuba City, California operations.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

March 16, 1998

                    By: /s/Mark J. Wright
                        --------------------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer