Form 10-Q
period 1998-04-30
WESTERN POWER & EQUIPMENT CORP
filed 1998-06-15
CIK 939729

                                      FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the Quarter Ended April 30, 1998
                           Commission File Number 0-26230


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


               YES    X                      NO
                    -----                        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Title of Class                     Number of shares
           Common Stock                        Outstanding
     (par value $.001 per share)                3,298,162

                          WESTERN POWER & EQUIPMENT CORP.
                                       INDEX

PART I.   FINANCIAL INFORMATION                                      Page Number
     Item 1.   Financial Statements

      Consolidated Balance Sheet
        April 30, 1998 (Unaudited) and July 31, 1997                       1

      Consolidated Statement of Operations
        Three months ended April 30, 1998 (Unaudited)
        and April 30, 1997 (Unaudited)                                     2

      Consolidated Statement of Operations
        Nine months ended April 30, 1998 (Unaudited)
        and April 30, 1997 (Unaudited)                                     3

      Consolidated Statement of Cash Flows
        Nine months ended April 30, 1998 (Unaudited)
        and April 30, 1997 (Unaudited)                                     4

      Notes to Consolidated Financial Statements                           5 - 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Operating Results                   7 -10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           N/A

     Item 2.   Changes in Securities                                       N/A

     Item 3.   Defaults Upon Senior Securities                             N/A

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                                     N/A

     Item 5.   Other Information                                           N/A

     Item 6.   Exhibits and Reports on Form 8-K                            10


ITEM 1.
                          WESTERN POWER & EQUIPMENT CORP.
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)

                                                          April 30,    July 31,
                                                            1998         1997
                                                          ---------   --------
                                                        (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                               $1,001      $ 1,875
   Accounts receivable, less allowance for
     doubtful accounts of $862 and $651                    16,615        9,677
   Inventories                                             95,952       83,369
   Prepaid expenses                                            96           39
   Income taxes receivable                                    392          514
   Deferred income taxes                                      936          936
                                                        ---------     --------
       Total current assets                               114,992       96,410

   Property, plant and equipment, net                       8,322        8,149
   Intangibles and other assets                             3,013        2,864
                                                        ---------     --------
       Total assets                                      $126,327     $107,423
                                                        ---------     --------
                                                        ---------     --------

               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings under floor plan financing                  $12,484      $55,490
   Short-term borrowings                                   72,521        4,074
   Accounts payable                                        10,955       18,107
   Accrued payroll and vacation                               899          736
   Other accrued liabilities                                2,536        1,914
   Capital lease obligation                                    73          106
   Covenant Not to Compete                                     75          100
                                                        ---------     --------
       Total current liabilities                           99,543       80,527

Covenant Not to Compete                                         -           46
Deferred income taxes                                         364          364
Capital lease obligation                                    2,438        2,453
Long-term borrowings                                        1,171        1,268
                                                        ---------     --------
       Total liabilities                                  103,516       84,658
                                                        ---------     --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock-10,000,000 shares authorized;
     none issued and outstanding                                -            -
   Common stock-$.001 par value; 20,000,000
     shares authorized; 3,298,162 issued and
     outstanding                                                4            4
   Additional paid-in capital                              16,073       16,047
   Treasury stock                                          (1,210)           -
   Retained earnings                                        7,944        6,714
                                                        ---------     --------
       Total stockholders' equity                          22,811       22,765
                                                        ---------     --------

       Total liabilities and stockholders'
         equity                                          $126,327     $107,423
                                                        ---------     --------
                                                        ---------     --------

                  See accompanying notes to financial statements.




                          WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                  (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                                  April 30,
                                                             1998       1997
                                                             ----       ----
Net sales                                                 $40,947      $42,043

Cost of goods sold                                         36,557       37,444
                                                        ---------     --------
Gross profit                                                4,390        4,599

Selling, general and administrative expenses                3,078        2,974

Other (income) expense:
   Interest expense                                         1,288          894
   Other income                                              (243)         (41)
                                                        ---------     --------

Income before taxes                                           267          772

Income tax provision                                          167          313
                                                        ---------     --------

Net income                                                $   100      $   459
                                                        ---------     --------
                                                        ---------     --------

Basic earnings per common share                           $  0.03      $  0.13
                                                        ---------     --------
                                                        ---------     --------

Average outstanding common shares for
  basic earnings per share                                  3,515        3,533
                                                        ---------     --------
                                                        ---------     --------

Average outstanding common shares and equivalents
 for diluted earnings per share                             3,905        3,638
                                                        ---------     --------
                                                        ---------     --------

Diluted earnings per share                                $  0.03      $  0.13
                                                        ---------     --------
                                                        ---------     --------


                  See accompanying notes to financial statements.





                          WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                  (Dollars in thousands, except per share amounts)



                                                             Nine Months Ended
                                                                 April 30,
                                                              1998        1997
                                                              ----        ----

Net sales                                                $117,563     $108,244

Cost of goods sold                                        103,849       96,279
                                                          -------      -------
Gross profit                                               13,714       11,965


Selling, general and administrative expenses                9,009        7,609

Other (income) expense:
   Interest expense                                         3,128        2,572
   Other income                                              (485)        (374)
                                                          -------      -------

Income before taxes                                         2,062        2,158

Income tax provision                                          832          848
                                                          -------      -------

Net income                                                $ 1,230      $ 1,310
                                                          -------      -------
                                                          -------      -------

Basic earnings per common share                            $ 0.35      $  0.37
                                                          -------      -------
                                                          -------      -------

Average outstanding common shares for
  basic earnings per share                                  3,527        3,533
                                                          -------      -------
                                                          -------      -------

Average outstanding common shares and equivalents
 for diluted earnings per share                             3,808        3,611
                                                          -------      -------
                                                          -------      -------

Diluted earnings per share                                $  0.32      $  0.36
                                                          -------      -------
                                                          -------      -------



                  See accompanying notes to financial statements.

                          WESTERN POWER & EQUIPMENT CORP.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                               (Dollars in thousands)

                                                             Nine Months Ended
                                                                  April 30,
                                                            1998         1997
                                                            ----         ----
Cash flows from operating activities:
   Net income                                              $1,230      $ 1,310
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation                                           885          803
       Amortization                                           158            4
       (Gain) Loss on sale of fixed assets                     --          (17)
       Changes in assets and liabilities:
           Accounts receivable                             (6,087)      (5,231)
           Inventories                                     (6,231)      (7,203)
           Floor plan financing                           (45,800)      (3,147)
           Short-term borrowings                           63,554        3,648
           Prepaid expenses                                   (57)         (76)
           Accounts payable                                (7,151)       8,667
           Accrued payroll and vacation                       163         (115)
           Other accrued liabilities                         (258)         766
           Income taxes payable                             1,003         (519)
           Other assets                                        --           14
                                                          --------     --------

Net cash (used in) provided by operating
    activities                                              1,409       (1,096)
                                                          --------     --------

Cash flow from investing activities:
   Purchase of fixed assets                                  (658)      (1,081)
   Purchase of intangibles                                    (71)          (8)
   Proceeds on sale of fixed assets                            --           21
                                                          --------     --------
   Net cash used in investing activities                     (729)      (1,068)
                                                          --------     --------

Cash flows from financing activities:
   Principal payments on capital leases                       (51)        (105)
   Notes Payable--Long-term                                   (97)         (94)
   Purchase of treasury stock                              (1,406)          --
                                                          --------     --------

   Net cash provided by (used in)
    financing activities                                   (1,554)         (199)
                                                          --------     --------

Decrease in cash and cash equivalents                        (874)      (2,363)
Cash and cash equivalents at beginning of
 period                                                     1,875        2,721
                                                          --------     --------
Cash and cash equivalents at end of period                 $1,001       $  358
                                                          --------     --------
                                                          --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                $3,128       $2,572
   Income taxes                                             1,158          832

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


2.   INVENTORIES

Inventories consist of the following:
                                                          April 30,    July 31,
                                                               1998        1997
                                                               ----        ----

     Equipment:
       New equipment                                      $76,197      $66,976
       Used equipment                                      10,269        8,234
       Parts                                                9,486        8,159
                                                           ------       ------

                                                          $95,952      $83,369
                                                           ------       ------
                                                           ------       ------

3.   CHANGE IN ACCOUNTING ESTIMATE

Effective August 1, 1997, the Company changed its estimate of depreciation on its rental equipment inventory from 80% of billings to 70% of billings. This change in accounting estimate resulted in an increase in rental equipment inventory and a decrease in cost of goods sold of approximately $314 and $944 for the quarter and nine months ended April 30, 1998, respectively.

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

On April 30, 1998 the Company acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska. At closing, the Company assumed Yukon's existing lease obligations on the Fairbanks and Juneau facilities. The real property and improvements used in connection with Yukon's Anchorage operation and upon which the Anchorage operation is located (Yukon Anchorage Property), is being leased on a month-to-month basis pending Yukon's sale of the Yukon Anchorage Property to the Company at fair market value subject to acceptable appraisals and an acceptable environmental report.

The purchase price was an aggregate of $7,710 consisting of approximately $5,680 for equipment inventory, $613 for parts inventory, $399 for fixed assets, $651 for accounts receivable, and $367 for other assets.

Approximately $4,566 of the purchase price was paid in cash which was funded through a short-term note payable. The majority of the balance of the purchase price was floor plan and open account financing assumed by the Company. Yukon also received 50,000 shares of the Company's common stock in partial payment of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

GENERAL

In December 1997, the Company completed the acquisition of a Case Corporation owned agricultural equipment store in Yuba City, California. In addition, in December 1997, the Company opened a new construction equipment store in Clarkston, Washington. In April 1998, the Company completed the acquisition of the assets of Yukon Equipment, Inc., a three-store Alaska distributor of construction, industrial, and agricultural equipment, including Case Corporation products, bringing the total number of retail distribution outlets owned and operated by the Company to 28. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED APRIL 30, 1997.

Revenues for the three month period ended April 30, 1998 decreased $1,096,000 or approximately 3% over the three month period ended April 30, 1997, due in part to inclement weather in the Northwest. Same store revenues decreased 4% for the three month period ended April 30, 1998, as compared to the prior year period. The decrease in same store revenues resulted from decreases in the Washington and Oregon stores due mainly to higher than normal precipitation levels. Sales were up from the prior year's third quarter in all departments except machinery sales. Machinery sales were down 5%.

Revenues for the nine month period ended April 30, 1998 increased $9,319,000 to $117,563,000 or approximately 9% over the nine month period ended April 30, 1997. The increase was due solely to the contribution of the stores acquired or opened in the last year. Same store revenues decreased 1% for the nine month period ended April 30, 1998, as compared to the nine month period ended April 30, 1997. For the nine month period ended April 30, 1998, sales in all departments were up from the same period in the prior year.

The Company's gross profit margin of 10.7% for the three month period ended April 30, 1998 was down slightly from the prior year comparative period margin of 10.9%. The decrease in gross profit margins was primarily the result of increased sales in the governmental sector. For the nine month period ended April 30, 1998, the Company's gross margin was 11.7% up from the 11.1% gross margin for the nine month period ended April 30, 1997.

For the three month period ended April 30, 1998, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 7.5%, up from 7.1% for the prior year's quarter. SG&A expenses for the nine month period ended April 30, 1998 were 7.7% of sales compared to 7.0% of sales for the prior year nine month period. Executive management has put in place a plan to reduce SG&A expenses as a percentage of sales over the next several fiscal quarters.

Interest expense for the three months ended April 30, 1998 of $1,288,000 was up significantly from $894,000 in the prior year comparative period. This increase is the result of a build up in inventory levels to support the Company's higher equipment sales level, including a significant investment in equipment dedicated to the rental fleet. Interest expense for the nine month period ended April 30, 1998 was $3,128,000 compared to $2,572,000 for the nine month period ended April 30, 1997, due to the increased inventory carried by the Company.

The effective tax rate for the nine months ended April 30, 1998 was approximately 40.3%, which is slightly higher than the 39.3% effective tax rate for the prior year comparative period. The Company anticipates the effective tax rate to remain at or near the current level for the foreseeable future.

Net income for the quarter ended April 30, 1998 was $100,000 or $.03 per share compared with $459,000 or $0.13 per share for the prior year's third quarter. For the nine month period ended April 30, 1998, earnings per share were $0.35, compared with $0.37 earnings per share for the nine month period ended April 30, 1997. The number of weighted average common shares and equivalents used for computing diluted earnings per share for the quarter and nine months ended April 30, 1998 reflects the incremental number of shares calculated using the treasury stock method for 1,506,000 options and warrants whose exercise prices range from $4.375 to $10.375.

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

Under inventory floor planning arrangements, the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from two to three percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 1998, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $12,484,000.

In order to take advantage of cash discount offered by Case and other manufacturers, to provide financing beyond the term of applicable manufacturer provided floor plan financing, or as an alternative to various manufacturer provided floor plan financing arrangements, the Company has entered into a separate secured floor planning line of credit with Seafirst Bank. The Seafirst line of credit was entered into in June 1994 and renewed on September 1, 1997. This is a $22,000,000 line of credit which can be used to finance new and used equipment or equipment to be held for rental purposes. Borrowings under this line of credit bear interest at approximately .50 percent below the bank's prime rate. The line of credit is subject to annual review and renewal on July 1, 1998. On April 30, 1998, there was no outstanding indebtedness under Seafirst's line of credit.

In June 1997, the Company obtained a $75 million inventory flooring and operating line on credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50 percent under prime to 1.00 percent over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 1998, approximately $67,491,000 was outstanding under this facility at an interest rate of 8.00 percent.

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

On April 30, 1998, the Company acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. The purchase price was an aggregate of $7,710,000 consisting of approximately $4,566,000 in cash which was funded through a short-term note payable and the assumption of approximately $2,786,000 in floor plan and open account obligations. Yukon also received 50,000 shares of the Company's common stock in partial payment of the purchase price. The acquisition has been accounted for under the purchase method of accounting.

During the nine months ended April 30, 1998, cash and cash equivalents decreased by $874,000, reflecting the net effect of higher borrowings to reflect increased inventory, increased accounts receivable, and lower accounts payable plus the repurchase of the Company's common stock. A portion of the increased accounts receivable and inventory increases are attributable to the Yukon Equipment acquisition. As of April 30, 1998, pursuant to its stock buyback program the Company had repurchased approximately 235,000 shares of its common stock at an aggregate cost of approximately $1,535,000. The Company intends to continue its stock buyback program as conditions warrant.

The Company's cash and cash equivalents of $1,001,000 as of April 30, 1998 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties any one or more of which could cause actual results to differ materially from those projected.

PART II.  OTHER INFORMATION


     ITEM 5.   OTHER INFORMATION


     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------
           A.   EXHIBITS.                                                   NONE

           B.   REPORTS ON FORM 8-K.

                Form 8-K filed May 11, 1998 reporting on the acquisition of the operating assets of Yukon Equipment, Inc.

                                     SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

June 15, 1998

                    By: /s/Mark J. Wright
                        ---------------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer