Form 10-K405
period 1998-07-31
WESTERN POWER & EQUIPMENT CORP
filed 1998-10-29
CIK 939729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               ---------------------------------------------------

                                    FORM 10-K

               ---------------------------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1998           Commission File Number 0-26230
                                                                         -------

                         WESTERN POWER & EQUIPMENT CORP.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                       91-1688446
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

 4601 NE 77TH AVE, SUITE 200, VANCOUVER, WA                   98662
 ------------------------------------------                   -----
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (360) 253-2346
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of October 16, 1998: (a) 3,303,162 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,303,162 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $6,027,124 based on the closing sale price of $4.625 per share on October 15, 1998.

                      Documents Incorporated by Reference
                      -----------------------------------

     Portions of the Registrant's Proxy Statement to be filed in connection with the Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

General

     Western Power & Equipment Corp., a Delaware corporation (the "Company"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that it is the largest independent dealer of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

     The Company operates out of 27 facilities located in the states of Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by the Company is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

     The Company's growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. See "Growth Strategy."

History and Acquisitions

     The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 60.6 percent of the outstanding shares of the Company as of July 31, 1998.

     In September 1994 and February 1996, in two different transactions, the Company acquired from Case four retail construction equipment stores located in California and Nevada. In addition, in June 1996 and January 1997, the Company made two additional acquisitions of distributorships of predominantly non-competing lines of equipment, with locations in California, Oregon, Washington, and Alaska. From fiscal 1993 through fiscal 1997, the Company also opened nine new stores in the states served by the acquired stores.

     In fiscal 1998, the Company acquired four additional facilities through acquisition, located in California and Alaska, and opened one new store in the state of Washington. On December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $142,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,175,000 in inventory floor plan debt with Case and its affiliates.

     On April 30, 1998, the Company acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska. The acquisition was consummated for approximately $4,766,000 in cash, the assumption

                                     - I-1 -
of approximately $2,786,000 in floor plan debt with Case and its affiliates, and 50,000 shares of the Company's common stock.

Growth Strategy

     The Company's growth strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations.

     As opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case.

     In addition to acquisitions, the Company plans to grow by opening new retail outlets. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

     The third prong of the Company's growth strategy is to expand sales at its existing locations in three ways. First, the Company will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. The Company has already added products to its inventories produced by such quality manufacturers as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo, and Stewart & Stevenson. Second, the Company will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This growth will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, the Company plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing share of its revenues.

Products
--------

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

     Under the terms of standard Case dealer agreements, the Company is an authorized Case dealer for sales of Equipment and related parts and services at locations in Oregon, Washington, Nevada, northern California, and Alaska (the "Territory"). The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by the Company on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, the Company does not believe that Case would terminate its dealer agreements without good cause.

                                     - I-2 -

     The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for the Company's agreement to act as dealer, Case supplies to the Company items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Company's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangement currently provides the Company with interest free credit terms on new equipment purchases ranging from one to six months, depending upon the type of equipment floored, after which interest commences to accrue monthly at a rate per annum equal to 2% over the prime rate of interest. The invoice price of each item of Equipment is payable at the earlier of the time of its sale by the Company or six months after the date of shipment to the Company by Case.

Other Products.
---------------

     Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 35% of the Company's net sales for fiscal year 1998 resulted from sales, rental, and servicing of products manufactured by companies other than Case, significantly higher than the 25% figure for fiscal year 1997 as the Company continued its planned growth in product lines other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

     The Company's distribution business is divided into five general categories of activity: (i) New Equipment sales, (ii) Used Equipment sales, (iii) Equipment rentals, (iv) Equipment servicing, and (v) Parts sales.

New Equipment Sales.
--------------------

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


Used Equipment Sales.
---------------------

     The Company sells used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, the Company's used Equipment is generally sold "as is" and without a warranty.

Equipment Rental.
-----------------

     The Company maintains a separate fleet of Equipment that it holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store rents a wide

                                     - I-3 -
range of products including Equipment from Case and other manufacturers with whom the Company has dealer agreements as well as Equipment from companies with which the Company has had no prior relationship.

Equipment Servicing.
--------------------

     The Company operates a service center and yard at each retail distribution outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from the Company. The Company employs approximately 145 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by the Company. The Company has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by the Company, and independently marketing such contracts to its customers. The Company services items and types of Equipment which include those that are neither sold by the Company nor manufactured by Case.

Parts Sales.
------------

     The Company purchases a large inventory of parts, principally from Case, for use in its Equipment service business, as well as for sale to other customers who are independent servicers of Case Equipment. Generally, parts purchases are made on standard net 30 day terms.

     The Company employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet. The majority of such orders are placed in person by walk-in customers. The Company provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

Sales and Marketing
-------------------

     The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 18,000 customers, with most being small business owners, none of which accounted for more than 5% of its total sales in the fiscal year ended July 31, 1998.

     For fiscal years 1998, 1997, and 1996, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                                            FY 1998     FY 1997     FY 1996
                                            -------     -------     -------
          New Equipment Sales                 58%         58%         58%
          Used Equipment Sales                11%         11%         12%
          Rental Revenue                       8%          9%          9%
          Parts Sales                         18%         18%         17%
          Service Revenue                      5%          4%          4%
                                             ----        ----        ----
                                             100%        100%        100%
                                             ====        ====        ====

     The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case

                                     - I-4 -
or other manufacturers, during fiscal 1998 substantially all of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. The Company employed 75 Equipment salespersons on July 31, 1998.

     On July 31, 1998, the Company employed 7 product support salespersons who sell the Company's parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

Suppliers

     The Company purchases the majority of its inventory of equipment and parts from Case. No other supplier accounted for more than 5% of such inventory purchases during fiscal 1998. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

Competition

     The Company competes with distributors of construction, agricultural, and industrial equipment and parts manufactured by companies other than Case on the basis of price, the product support (including technical service) that it provides to its customers, brand name recognition for its products, the accessibility and number of its distribution outlets, and the overall quality of the products that it sells. The Company's management believes that it is able to effectively compete with distributors of products produced and distributed by such other manufacturers primarily on the basis of overall product quality and the superior product support and other customer services provided by the Company.

     Case's two major competitors in the manufacture of full lines of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with Case Equipment and other Equipment distributed by the Company. These competitors and their product specialties include, but are not limited to, JCB Corporation--backhoes, Kobelco Corporation -- excavators, Dresser Industries -- light and medium duty dozers, Komatsu Corporation -- wheel loaders and crawler dozers, and Bobcat, Inc. --skid steer loaders.

     The Company is currently the only Case dealer for construction equipment in Washington, Alaska, northern Nevada, and in the northern California area (other than Case-owned distribution outlets), and is one of two Case dealers in Oregon. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, the Company plans to increase its sales of products produced by companies other than Case.

Environmental Standards and Government Regulation

     The Company's operations are subject to numerous rules and regulations at the federal, state, and local levels which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, the Company believes that its policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and the resultant financial liability to the Company. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of the Company's operations, or

                                     - I-5 -
the effects of former occupants' past activities at the various sites at which the Company operates, will not have an adverse impact on the Company's operations.

     The Company is subject to federal environmental standards because in connection with its operations it handles and disposes of hazardous materials, and discharges sewer water in its equipment rental and servicing operations. The Company's internal staff is trained to keep appropriate records with respect to its handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems.

Employees

     At July 31, 1998, the Company employed 450 full-time employees. Of that number, 32 are in corporate administration for the Company, 33 are involved in administration at the branch locations, 118 are employed in Equipment sales and rental, 89 are employed in parts sales, and 178 are employed in servicing construction equipment. At July 31, 1998, approximately 20 of the Company's service technicians employed in the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2001. The Company believes that its relations with its employees are satisfactory.

Insurance

     The Company currently has general, product liability, and umbrella insurance policies covering the Company with limits, terms, and conditions which the Company believes to be consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon the Company.

Forward Looking Statements

     Information included within this section relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural and industrial sectors and general industrial cycles; the success of the Company's entry into new markets through store openings or acquisitions; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with Case and other suppliers; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national and world economies; and implementation and completion of the Company's year 2000 compliance program. Any forward-looking statements should be considered in light of these factors.

ITEM 2. Properties

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted):

                                                                          Expiration          Size/Square          Purchase
Location and Use                 Lessor                  Date             Annual Rental       Feet                 Options
-----------------                ------                  ----             -------------       ----                 -------
1745 N.E. Columbia Blvd.         Carlton O. Fisher,      12/31/2000       $67,500/1 plus      Approx. 4               No
Portland, Oregon 97211           CNJ Enterprises                          CPI                 acres; building
                                                                          adjustments         17,622 sq. ft.

1665 Silverton Road, N.E.        LaNoel Elston           7/10/2001        $33,600/1           Approx. 1               No
Salem, Oregon 97303              Myers Living Trust                                           acre; buildings
                                                                                              14,860 sq. ft.

1702 North 28th Street           McKay Investment        6/14/2001        $69,000/1           Approx. 5               No
Springfield, Oregon 97477        Company                                                      acres; building
                                                                                              17,024 sq. ft.

West 7916 Sunset Hwy.            U.S. Bank               9/30/2003        $69,600/1           Approx. 5               No
Spokane, Washington 99204                                                                     acres; building
                                                                                              19,200 sq. ft.

3217 Hewitt Avenue               Dick Calkins            Month to         $40,320/1           Approx. 2.5             No
Everett, Washington 98201                                Month                                acres; building
                                                                                              12,483 sq. ft.

1901 Frontier Loop               The Landon              4/30/2002        $40,500/1           Approx. 7               No
Pasco, Washington 99301          Group                                                        acres; building
                                                                                              14,200 sq. ft.

13184 Wheeler Road, N.E.         Maiers Industrial       Month to         $38,400/1           Approx. 10              No
Building 4                       Park                    Month                                acres; building
Moses Lake, Washington 98837                                                                  13,680 sq. ft.

63291 Nels Anderson Road         B&K Management          10/31/98         $31,800/1           Approx. 1.9             No
Bend, Oregon 97701               Corp.                                                        acres; building
                                                                                              3,600 sq. ft.

4601 N.E. 77th Avenue            Parkway Limited         4/30/2001        $147,288            Building 8,627          No
Suite 200                        Partnership                                                  sq. ft.
Vancouver, Washington 98662
(Executive Offices)

2702 W. Valley Hwy No.           Avalon Island LLC       11/30/2015       $204,000/1          Approx. 8               No
Auburn, Washington 98001                                                                      acres; building
                                                                                              33,000 sq. ft.

500 Prospect Lane                Frederick               9/15/2002        $26,496/1           Approx. 1.5             No
Moxee, Washington 98936          Peterson                                                     acres; building
                                                                                              4,320 sq. ft.

2112 Wildwood Way                James Ghia              8/31/99          $18,720             Approx. 1               No
Elko, Nevada 89431                                                                            acre; building
                                                                                              2,400 sq. ft.

                                                                          Expiration          Size/Square          Purchase
Location and Use                 Lessor                  Date             Annual Rental       Feet                 Options
-----------------                ------                  ----             -------------       ----                 -------
1455 Glendale Ave.               Owned                   N/A              N/A                 Approx. 5               N/A
Sparks, Nevada 89431                                                                          acres; building
                                                                                              22,475 sq. ft.

25886 Clawiter Road              Fred Kewel II,          11/30/99         $110,088/1          Approx. 2.8             No
Hayward, California 94545        Agency                                                       acres; building
                                                                                              21,580 sq. ft.

3540 D Regional Parkway          Soiland                 2/28/99          $43,284/1 plus      Approx. 1.25            No
Santa Rosa, California  95403                                             annual CPI          acres; building
                                                                          adjustments         5,140 sq. ft.

1751 Bell Avenue                 McLain-Rubin            2/2/2016         $168,000/2          Approx. 8               No
Sacramento, California 95838     Realty Group                                                 acres; building
                                                                                              35,940 sq. ft.

1041 S. Pershing Avenue          Raymond                 3/14/2001        $44,400/1 plus      Approx. 2               No
Stockton, California 95206       Investment Corp.                         annual CPI          acres; building
                                                                          adjustments         8,000 sq. ft.

8271 Commonwealth Avenue         M.E. Robinson           3/31/2001        $81,600/1           Approx. 1               Yes
Buena Park, California  90621                                                                 acre; building
                                                                                              11,590 sq. ft.

672 Brunken Avenue               R. Jay De Serpa,        7/31/2001        $28,800/1           Approx. .8              No
Salinas, CA  93301               Ltd.                                                         acre; building
                                                                                              4,000 sq. ft.

13691 Whitaker Way               D&J Enterprises         5/1/2001         $77,700             Approx. 2               No
Portland, OR 97230                                                                            acres; building
                                                                                              11,760 sq. ft.

2535 Ellis Street                Hart Enterprises        2/15/2002        $33,600             Approx. 2               Yes
Redding, OR 96001                                                                             acres; building
                                                                                              6,200 sq. ft.

1702 Ship Avenue                 D&J Enterprises         1/18/99          $94,200/1           Approx. 4               No
Anchorage, AK 99501                                                                           acres; building
                                                                                              11,800 sq. ft.

913 S. Central                   McLain-Rubin            5/31/2017        $205,200/2 plus     Approx. 4.4             No
Kent, WA 98032                   Realty II                                CPI                 acres; building
(Rental only  facility)                                                   adjustments         21,400 sq. ft.

723 15th Street                  Mark Flerchinger        11/02/2002       $18,600             Approx. 1.2             Yes
Clarkston, WA 99403                                                                           acres; building
                                                                                              3,750 sq. ft.

3199 E. Onstott Road             McLain-Rubin            12/31/2017       $54,000/2           Approx. 13              No
Yuba, City, CA 95991             Realty III                                                   acres; building
                                                                                              23, 900 sq. ft.

                                                                          Expiration          Size/Square          Purchase
Location and Use                 Lessor                  Date             Annual Rental       Feet                 Options
-----------------                ------                  ----             -------------       ----                 -------
2020 E. Third Avenue             Owned                   N/A              N/A                 Approx. 4               N/A
Anchorage, AK 99501                                                                           acres; building
                                                                                              15,650 sq. ft.

3510 International Way           C & N Partners          6/15/99          $30,900             Approx 2                No
Fairbanks, AK 99701                                                                           acres; building
                                                                                              4,500 sq. Ft.

2275 Brandy Lane                 Excaliber Drill         2/29/2000        $42,000             Approx. 0.5             No
Juneau, AK 99801                                                                              acre; building
                                                                                              1,500 sq, ft.

85454 Highway 11                 Eagle Enterprises       Month to         $21,600             Approx. 0.5             No
Milton-Freewater, OR 97862                               month                                acres; building
                                                                                              1,000 sq. ft.

--------------

     /1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.

     /2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.

================================================================================

     The Company's operating facilities are separated into nine "hub" outlets and eighteen "sub-stores". The hub stores are the main distribution centers located in Auburn, Pasco, and Spokane, Washington; Portland and Springfield, Oregon; Sparks, Nevada; Hayward and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Everett, Moses Lake, Kent, Clarkston, and Yakima, Washington; Portland, Salem, Milton-Freewater, and Bend, Oregon; Santa Rosa, Stockton, Buena Park, Redding, Yuba City, and Salinas, California; Elko, Nevada; and Fairbanks and Juneau, Alaska.

     All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.


ITEM 3. LEGAL PROCEEDINGS

     Except for routine proceedings incidental to its business, there are no pending legal proceedings to which the Company or any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (1)

    Name                   Officer Since         Age       Position Held With the Registrant
    ----                   -------------         ---       ---------------------------------
    C. Dean McLain             1993              45        Chairman, President and Chief Executive
                                                           Officer (2)

    Mark J. Wright             1997              42        Vice President of Finance, Chief Financial
                                                           Officer, Treasurer and Secretary

--------------

(1) The officers serve for a term of one year and until their successors are elected.

(2)  Elected Chairman in 1998, Chief Executive Officer and President in 1993.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded on the NASDAQ National Market System under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 1997 and July 31, 1998 were as follows:

                                                                      High        Low
                                                                      ----        ---
     Fiscal 1997
     -----------
     1st Quarter - August 1, 1996 through October 31, 1996            $5.250     $4.313

     2nd Quarter - November 1, 1996 through January 31, 1997          $5.375     $4.000

     3rd Quarter - February 1, 1997 through April 30, 1997            $5.500     $4.688

     4th Quarter - May 1, 1997 through July 31, 1997                  $5.500     $4.750

     Fiscal 1998
     -----------
     1st Quarter - August 1, 1997 through October 31, 1997            $6.375     $4.500

     2nd Quarter - November 1, 1997 through January 31, 1998          $6.625     $4.563

     3rd Quarter - February 1, 1998 through April 30, 1998            $7.313     $5.375

     4th Quarter - May 1, 1998 through July 31, 1998                  $6.625     $5.000

     The number of shareholders of record of the Company's Common Stock on October 15, 1998 was 38, and the number of beneficial holders of the Company's Common Stock is estimated by management to be over 500 holders.

     As part of the Company's acquisition of the business of Yukon Equipment, Inc., the Company issued 50,000 shares of unregistered common stock from its treasury stock to Yukon Equipment, Inc. in May, 1998. the shares were issued as partial consideration for the assets acquired at a stated value of $7.00 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. See notes to Consolidated Financial Statements in
Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(Amounts in thousands, except per share data)

                                                                            Fiscal Years Ended
                                                                                  July 31,
                                              ---------------------------------------------------------------------------------
                                                   1998              1997              1996              1995              1994
                                                   ----              ----              ----              ----              ----
Net sales                                     $ 163,478         $ 148,130         $ 106,555         $  86,172         $  67,370
Gross profit                                  $  19,176         $  15,870         $  12,649         $  10,028         $   8,231
     (% of sales)                                  11.7              10.7              11.9              11.6              12.2
Selling, general and administrative           $  12,092         $  11,194         $   7,827         $   6,078         $   5,295
     (% of sales)                                   7.4               7.6               7.3               7.1               7.9
Income before income taxes                        3,193         $   1,664         $   3,363         $   2,602         $   2,084
     (% of sales)                                   2.0               1.1               3.2               3.0               3.1
Tax rate (%)                                         42                42                38                38                27
Net income                                    $   1,839         $     971         $  2 ,079         $   1,613         $   1,520
Net income per common share                   $    0.53         $    0.27         $    0.59         $   0 .74         $   0 .75
Shares used in basic earnings
     per share calculations                       3,473             3,533             3,533             2,192             2,038

Net income per diluted common share           $    0.49         $    0.27         $    0.58         $    0.74         $    0.75
Shares used in diluted earnings
     per share calculations                       3,772             3,609             3,579             2,192             2,038

-------------------------------------------------------------------------------------------------------------------------------

Working capital (deficit)                     $  (6,339)        $  (2,569)        $  15,326         $  10,883         $   3,957
Long-term debt (including capital leases)     $   7,457         $   3,767         $   2,924         $      47         $      99
Stockholders' equity                          $  23,138         $  22,765         $  21,794         $  19,715         $  10,051
Total assets                                  $ 138,766         $ 107,423         $  85,290         $  67,192         $  46,040

-------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report. Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, projected sales levels, expense reductions, reduced interest expense, and increased inventory turnover, one or more of which may not be realized.

General

     The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. The Company's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

     Store activity for the last three years is summarized as follows:

   Fiscal       No. of Stores at       No. of Stores      No. of Stores      No. of Stores      No. of Stores at
    Year        Beginning of Year          Opened             Closed            Acquired           End of Year
   ------       -----------------      -------------      -------------      -------------      ----------------
    1996               13                    3                  0                  2                   18
    1997               18                    2                  0                  3                   23
    1998               23                    1                  1                  4                   27

     The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies. The Company's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions.

Results of Operations

Fiscal Year 1998, as Compared with Fiscal Year 1997

     The Company reported net revenue for fiscal 1998 of $163,478,000 which is an increase of 10 percent over net revenue of $148,130,000 for fiscal 1997. Approximately $17.4 million of revenue came from stores opened or acquired in fiscal 1998. Stores opened prior to fiscal 1998 showed an overall revenue decrease of 3.9 percent from prior year revenue reflecting a general softening in economic conditions in the northwest, increased competitive pressures, and some weather related business interruptions.

     Net Income for fiscal 1998 was $1,839,000 or $0.53 per share ($0.49 per share on a diluted basis) compared with $971,000 or $0.27 per share in fiscal 1997 ($0.27 per share on a diluted basis). In fiscal 1997, the Company recognized a fourth quarter charge of approximately $440,000 (pre-tax) for warranty service related expenses that the Company anticipated would not be reimbursed by Case Corporation. The Company did not experience a similar problem in fiscal 1998.

     Gross margin was 11.7 percent during fiscal 1998 which is higher than the
10.7 percent gross margin during fiscal 1997. Margins increased in fiscal 1998 on new unit sales, rental, and service business. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on speciality and niche product lines, and by obtaining higher prices for new equipment.

     Selling, general, and administrative expenses were $12,092,000 or 7.4 percent of revenues for fiscal 1998 compared to $11,194,000 or 7.6 percent of sales for fiscal 1997. The decrease in selling, general, and administrative

                                    - II-3 -
expenses as a percent of revenues resulted in part from management's cost control and efficiency improvement efforts as well as a generally higher level of revenues.

     Interest expense for fiscal 1998 was $4,687,000, up from $3,518,000 in fiscal 1997 due in part to an increase in inventory levels, particularly inventory dedicated to rentals. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms lowering from 3% to 2% the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was able to take advantage of the cash discounts on a majority of its Case purchases in fiscal 1998. In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense. Management believes that the positive impact of the discounted cost of new inventory on gross margins has more than offset the increased interest expense related to foregoing the interest-free flooring periods.

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

     Net income for fiscal 1997 was $971,000 or $0.27 per share ($0.27 per share on a diluted basis) compared with $2,079,000 or $0.59 per share ($0.58 per share on a diluted basis) in fiscal 1996. The Company recognized a fourth quarter charge of approximately $440,000 (pre-tax) for warranty service related expenses that it anticipates will not be reimbursed from Case Corporation for manufacturing problems experienced by customers who have purchased Case Corporation backhoes from the Company. The Company wrote-down equipment it had loaned its customers at no charge and accrued a reserve for warranty service work that the Company anticipated would not be reimbursed by Case Corporation.

     Gross margin was 10.7 percent during fiscal 1997 which is slightly lower than the 11.9 percent figure for the prior year due in part to the fourth quarter charge previously mentioned and increased competitive pressure. Management will be placing a high priority on improving overall gross margins by working to increase higher margin service and parts revenues, focusing more sales efforts on speciality and niche product lines, and by obtaining higher prices for new equipment.

     Selling, general and administrative expenses were $11,194,000 or 7.6 percent of sales for fiscal 1997 compared to $7,827,000 or 7.3 percent of sales for fiscal 1996. The increase in selling, general and administrative expenses as a percent of sales resulted mainly from administrative costs associated with the acquisition and integration of the Sahlberg Equipment operations.

     The $1,680,000 increase in interest expense for fiscal 1997 is attributable to an increasing balance of inventory purchased under the Company's various floor plan lines of credit to stock the new outlets, an increase in inventory dedicated to rental from approximately $12,000,000 in fiscal 1996 to more than $18,400,000 in fiscal 1997, as well as changes in floor plan terms by Case. Effective January 1, 1996, Case changed factory to dealer terms in a program they have named "Focus 2000". While interest free floor plan terms for Case's most expensive units--wheel loaders and excavators--remains at six to eight months, the terms on Case's smaller units were shortened from six months to three months interest free. Case also granted a 3% cash discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was not able to take full advantage of the cash discounts on its purchases in fiscal 1997. However, in June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Management intends to use this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense. Management believes that the positive impact of the discounted cost of new inventory will, when sold, more than offset the increased interest expense.

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

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions of additional stores. The Company's primary source of internal liquidity has been its profitable operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, and Deutsche Financial Services ("DFS") and, with respect to acquisitions, secured loans from Case.

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1998, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11,038,000. As of September 30, 1998, approximately $10,836,000 was outstanding under these manufacturer provided floor plan arrangements.

     In order to take advantage of the cash discount offered by Case, to provide financing beyond the term of applicable manufacturer provided floor plan financing, or as alternatives to manufacturer provided floor plan financing arrangements, the Company had entered into a separate secured floor planning line of credit with Seafirst Bank ("Seafirst"). The Seafirst line of credit was entered into in June 1994 and was renewed on September 1, 1997. This was a $22,000,000 line of credit which could be used to finance new and used equipment or equipment to be held for rental purposes. The Company has had no outstanding balance on the Seafirst line of credit since March 1998. On July 1, 1998, the term of the credit line expired without renewal at the mutual agreement of Seafirst and the Company.

     In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of July 31, 1998, approximately $75,886,000 was outstanding under the DFS credit facility. As of September 30, 1998, approximately $67,855,000 was outstanding under this facility. At July 31, 1998, the Company was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. The Company obtained a waiver letter for the period July 31, 1998 through September 30, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after September 30, 1998. The Company and DFS have reached preliminary agreement on increasing this credit facility to $100,000,000. Finalization of this increase is expected by October 31, 1998. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

     During the year ended July 31, 1998, cash and cash equivalents increased by $680,000 primarily due to the increased borrowing from DFS. The Company had positive cash flow from operating activities during the year of $8,342,000 reflecting net income for the year after adding back depreciation and amortization. Purchases of fixed assets during the period were related mainly to the opening of new distribution outlets and the Yukon acquisition.

     The Company's cash and cash equivalents of $2,555,000 as of July 31, 1998 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

Inventory; Effects of Inflation and Interest Rates; General Economic Conditions

     Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment industry is characterized by long order cycles, high ticket prices, and the related exposure to "flooring" interest. The Company's interest expense may increase if inventory is too high or interest rates rise. The Company manages its inventory through company-wide information and inventory sharing systems wherein all locations have access to the Company's entire inventory. In addition, the Company closely monitors inventory turnover by product categories and places equipment orders based upon targeted turn ratios.

     All of the products and services provided by the Company are either capital equipment or included in capital equipment, which are used in the construction, agricultural, and industrial sectors. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by the Company. In addition, although agricultural equipment sales are less than 5% of the Company's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect the Company's agricultural equipment related business.

     The Company's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, agricultural, and industrial sectors. An erosion in North American and/or other countries' economies could adversely affect the Company's business. Market specific factors could also adversely affect one or more of the Company's target markets and/or products.

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

Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, are not timely completed, or do not work as anticipated, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has a plan in place to contact all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantees that the systems of third parties on which the Company's systems rely or which influence the business of the Company's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with the Company's systems. The Company has not yet determined the projected costs of the Company's Year 2000 project and cannot yet determine whether the Company has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the Company's software for Year 2000 modifications. The Company plans to complete its Year 2000 project by July 31, 1999. Funding for the costs of the program are anticipated to come from operating cash flows.

     The Company's current plan to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and the ability to meet projected time lines. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.

Forward Looking Statements

     Information included within this section relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural and industrial sectors and general industrial cycles; the success of the Company's entry into new markets through store openings or acquisitions; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with Case and other suppliers; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national and world economies; and implementation and completion of the Company's year 2000 compliance program. Any forward-looking statements should be considered in light of these factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and financial schedule are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for
         the years ended July 31, 1998, 1997, and 1996.....................  F-1
     Consolidated Balance Sheets as of
         July 31, 1998 and 1997............................................  F-2
     Consolidated Statements of Stockholders'
         Equity for the years ended July 31, 1998, 1997
       and 1996............................................................  F-3
     Consolidated Statements of Cash Flows for
         the years ended July 31, 1998, 1997, and 1996.....................  F-4
     Notes to Consolidated Financial Statements............................  F-5
     Report of Independent Accountants..................................... F-16

Financial Statement Schedule:

     Report of Independent Accountants - Financial Statement Schedule...... F-17
     Schedule II - Valuation and Qualifying Accounts....................... F-18


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. The information required by this Item with respect to the Company's Executive Officers follows Part I, Item 4 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. PRINCIPAL STOCKHOLDERS

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees, Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    - III-1 -

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements.

         Consolidated Statements of Operations for
            the years ended July 31, 1998, 1997, and 1996..................  F-1
         Consolidated Balance Sheets as of
            July 31, 1998 and 1997.........................................  F-2
         Consolidated Statements of Stockholders'
            Equity for the years ended July 31, 1998, 1997, and 1996.......  F-3
         Consolidated Statements of Cash Flows for
            the years ended July 31, 1998, 1997, and 1996..................  F-4
         Notes to Consolidated Financial Statements........................  F-5
         Report of Independent Accountants................................. F-16

      2. Financial Statement Schedule.

         Report of Independent Accountants - Financial Statement Schedule.. F-17
         Schedule II - Valuation and Qualifying Accounts................... F-18

      3. Exhibits.

         Exhibit
         Number         Description
         ------         -----------

         3.1            Certificate of Incorporation of Registrant. (3)

         3.2            By-laws of Registrant. (3)

         10.1           1995 Employee Stock Option Plan. (4)

         10.2 Second Amended and Restated Stock Option Plan for Non-Employee Directors. (4)

         10.3           Case New Dealer Agreement Package. (1)

         10.4           Lease Agreement--Hayward, California. (3)

         10.5           Lease Agreement--Auburn, Washington. (8)

         10.6           Lease Agreement--Sacramento, California. (5)

         10.7 Loan Agreement, dated January 17, 1997, between Western Power & Equipment Corp. and Case Credit Corp. including related promissory notes. (6)

         10.8 Security Agreement, dated January 17, 1997, made by Western Power & Equipment Corp. in favor of Case Credit Corporation to secure payment for and collateralized by all assets acquired by Western Power & Equipment Corp. from Sahlberg Equipment, Inc. (6)

         10.9 Loan and Security Agreement dated as of June 5, 1997 between Western Power & Equipment Corp. and Deutsche Financial Services Corporation. (7)

         10.10 Commercial Lease dated June 1, 1997 between McLain-Rubin Realty Company II, LLC and Western Power & Equipment Corp. for Kent, Washington facility.

                                    - IV-1 -

         10.11 Asset Purchase Agreement, dated December 11, 1997, between Case Corporation and Western Power & Equipment Corp. and McLain-Rubin Realty Company III, LLC.

         10.12 Commercial Lease dated December 11, 1997 between McLain-Rubin Realty Company III, LLC and Western Power & Equipment Corp. for Yuba City, California facility.

         10.13          Employment Agreement, by and between Registrant and C.
                        Dean McLain, dated January 1, 1998.

         10.14 Asset Purchase Agreement, dated April 30, 1998, between Yukon Equipment, Inc. and Western Power & Equipment Corp. (9)

         10.15 Employment Agreement dated May 1, 1998 between Maurice Hollowell and Western Power & Equipment Corp. (9).

         10.16 Consulting Agreement, by and between Registrant and Robert M. Rubin.

         10.17 Employment Agreement, by and between Registrant and Robert M. Rubin. (2)

         21.            Subsidiaries of the Company.

         23.            Consent of Independent Public Accountants.

         27.            Financial Data Schedule.

--------------

(1) Filed as an Exhibit to the AUGI Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, filed on February 24, 1995. (Registration 33-89762)

(3) Filed as an Exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, filed on May 16, 1995 and incorporated herein by reference thereto. (Registration No. 33-89762).

(4) Filed as an Exhibit to the Registrant's Registration Statement on Form S-8, filed on September 18, 1998 (Registration No. 33-63775).

(5) Filed as an Exhibit to the Current Report on Form 8-K of Western Power & Equipment, as filed on March 6, 1996 and incorporated herein by reference thereto.

(6) Filed as an Exhibit to the Current Report on Form 8-K of Western Power & Equipment, as filed on February 3, 1997 and incorporated herein by reference thereto.

(7) Filed as an Exhibit to the Western Power & Equipment Annual Report on Form 10-Q, as filed on June 11, 1997 and incorporated herein by reference thereto.

(8) Filed as an Exhibit to the Western Power & Equipment Corp. Annual Report on Form 10-K, as filed on October 28, 1996 and incorporated herein by reference thereto.

(9) Filed as an Exhibit to the Current Report on Form 8-K of Western Power & Equipment, as filed on May 11, 1998 and incorporated herein by reference thereto.

                                    - IV-2 -

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on May 11, 1998, with respect to the acquisition of the assets of Yukon Equipment, Inc.

(c)  Exhibits

     See (a)(3) above.

(d)  Additional Financial Statement Schedules

     See (a)(2) above.

                                    - IV-3 -

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                               Year Ended July 31,
                                                               -------------------------------------------------
                                                                    1998                1997                1996
                                                               ---------           ---------           ---------
Net revenue                                                    $ 163,478           $ 148,130           $ 106,555

Cost of goods sold                                               144,302             132,260              93,906
                                                               ---------           ---------           ---------

Gross profit                                                      19,176              15,870              12,649

Selling, general and administrative expenses                      12,092              11,194               7,827
                                                               ---------           ---------           ---------
                                                                   7,084               4,676               4,822

Other income (expense):
     Interest expense                                             (4,687)             (3,518)             (1,838)
     Other income                                                    796                 506                 379
                                                               ---------           ---------           ---------

Income before income taxes                                         3,193               1,664               3,363

Provision for income taxes                                         1,354                 693               1,284
                                                               ---------           ---------           ---------

Net income                                                     $   1,839           $     971           $   2,079
                                                               =========           =========           =========

Basic Earnings per common share                                $    0.53           $    0.27           $    0.59
                                                               =========           =========           =========

Average Outstanding Common Shares
     for Basic EPS                                                 3,473               3,533               3,533
                                                               =========           =========           =========

Diluted Earnings per common share                              $    0.49           $    0.27           $    0.58
                                                               =========           =========           =========

Average Outstanding Common Shares
     And Equivalents for Diluted EPS                               3,772               3,609               3,579
                                                               =========           =========           =========


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                              July 31,
                                                                                  -------------------------------
                                                                                       1998                  1997
                                                                                  ---------             ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   2,555             $   1,875
     Accounts receivable, less allowance for
       doubtful accounts of $670 and $519                                            23,626                 9,677
     Inventories                                                                     73,491                64,917
     Prepaid expenses                                                                   172                    39
     Income taxes receivable                                                              -                   514
     Deferred income taxes                                                            1,298                   936
                                                                                  ---------             ---------
         Total current assets                                                       101,142                77,958

     Property, plant and equipment, net                                               8,614                 8,149
     Rental equipment fleet, net                                                     23,080                18,452
     Lease equipment fleet, net                                                       2,760                     -
     Intangibles and other assets, net of accumulated
          amortization of $1,262 and $1,052                                           3,170                 2,864
                                                                                  ---------             ---------
         Total assets                                                             $ 138,766             $ 107,423
                                                                                  ---------             ---------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under floor plan financing                                          $11,038             $  55,490
     Short-term borrowings                                                           76,019                 4,074
     Accounts payable                                                                17,574                18,107
     Accrued payroll and vacation                                                       858                   736
     Other accrued liabilities                                                        1,653                 1,914
     Income taxes payable                                                               255                     -
     Covenant not to compete                                                             21                   100
     Capital lease obligations                                                           63                   106
                                                                                  ---------             ---------
         Total current liabilities                                                  107,481                80,527

Covenant not to compete                                                                   -                    46
Deferred income taxes                                                                   690                   364
Capital lease obligations                                                             2,827                 2,453
Long-term borrowings                                                                  1,156                 1,268
Deferred lease income                                                                 3,474                     -
                                                                                  ---------             ---------
         Total liabilities                                                          115,628                84,658
                                                                                  ---------             ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized; none outstanding                       -                     -
     Common stock, $.001 par value -
         Authorized, 20,000,000 shares
         Outstanding, 1998 - 3,303,162; 1997 - 3,533,462 shares                           4                     4
     Additional paid-in capital                                                      16,072                16,047
     Retained earnings                                                                8,553                 6,714
     Less common stock in treasury, at cost
        (230,300 shares)                                                             (1,491)                    -
                                                                                  ---------             ---------
         Total stockholders' equity                                                  23,138                22,765
                                                                                  ---------             ---------
         Total liabilities and stockholders' equity                               $ 138,766             $ 107,423
                                                                                  =========             =========


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                      Common Stock
                                -------------------------      Additional                                              Total
                                   Number                         Paid-in        Retained         Treasury     Stockholders'
                                of Shares          Amount         Capital        Earnings            Stock            Equity
                                ---------     -----------     -----------     -----------     -----------     --------------
Balance at
  July 31, 1995                 3,533,462        $      4      $   16,047       $   3,664        $       -        $   19,715

Net income                              -               -               -           2,079                -             2,079
                                ---------        --------      ----------       ---------        ---------        ----------

Balance at
  July 31, 1996                 3,533,462               4          16,047           5,743                -            21,794

Net income                              -               -               -             971                -               971
                                ---------        --------      ----------       ---------        ---------        ----------

Balance at
  July 31, 1997                 3,533,462               4          16,047           6,714                -            22,765

Repurchase of shares             (280,300)              -               -               -           (1,816)           (1,816)

Issuance of shares -
  Yukon acquisition                50,000                              25               -              325               350

Net income                              -               -               -           1,839                -             1,839
                                ---------        --------      ----------       ---------        ---------        ----------

Balance at
  July 31, 1998                 3,303,162        $      4      $   16,072       $   8,553        $  (1,491)       $   23,138
                                =========        ========      ==========       =========        =========        ==========


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     Year Ended July 31,
                                                                           --------------------------------------
                                                                               1998           1997           1996
                                                                           --------       --------       --------
 Cash flows from operating activities:
     Net income                                                            $  1,839       $    971       $  2,079
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
               Depreciation                                                   1,237          1,105            820
               Loss on disposal of fixed assets                                   -            (18)             -
               Amortization                                                     210            159             71
               Changes in assets and liabilities
               (excluding effects of acquisitions):
                 Accounts receivable                                        (13,298)        (3,171)          (199)
                   Inventories                                               (4,982)       (13,039)       (12,840)
                 Inventory floor plan financing                             (47,246)         1,126         12,411
                 Short-term financing                                        67,179         (2,155)        (5,732)
                 Prepaid expenses                                              (133)             4             (8)
                 Deferred income taxes                                          369           (399)           (55)
                 Accounts payable                                              (533)        15,693            264
                 Accrued payroll and vacation                                   122            (57)           142
                 Other accrued liabilities                                     (992)           530            582
                 Income taxes receivable/payable                                769           (551)           (85)
                 Deferred lease income                                        3,474              -              -
                   Other assets/liabilities                                     327            193           (108)
                                                                           --------       --------       --------
           Net cash provided by (used in) operating activities                8,342            391         (2,658)
                                                                           --------       --------       --------

Cash flow from investing activities:
     Purchase of fixed assets                                                (5,570)          (602)          (695)
     Proceeds on sale of fixed assets                                            35             53          2,075
     Covenant not to compete                                                   (125)             -              -
     Purchase of other assets                                                    (9)             -              -
     Purchase of distribution outlets                                             -           (326)        (2,325)
                                                                           --------       --------       --------
           Net cash used in investing activities                             (5,669)          (875)          (945)
                                                                           --------       --------       --------

Cash flows from financing activities:
     Principal payments on capital leases                                       (66)          (174)           (62)
     Payable to/receivable from parent                                            -           (188)           (53)
     Receivable from underwriter                                                                 -          1,102
     Treasury stock repurchases                                              (1,816)             -              -
     Long-term borrowings                                                      (111)             -          1,268
                                                                           --------       --------       --------
           Net cash provided by (used in) financing activities               (1,993)          (362)         2,255
                                                                           --------       --------       --------

Increase (decrease) in cash and cash equivalents                                680           (846)        (1,344)
Cash and cash equivalents at beginning of year                                1,875          2,721          4,065
                                                                           --------       --------       --------
Cash and cash equivalents at end of year                                   $  2,555       $  1,875       $  2,721
                                                                           ========       ========       ========


          See accompanying notes to consolidated financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (Dollars in thousands)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     On August 13, 1992, Western Power & Equipment Corp., an Oregon corporation, was formed and incorporated for the purpose of acquiring the assets and operations of seven factory owned stores of Case Corporation ("Case") in the states of Washington and Oregon. The acquisition was completed effective November 1, 1992. Simultaneously, American United Global, Inc. ("AUGI") acquired all of the outstanding shares of the Oregon corporation. In March 1995, in connection with a contemplated initial public offering, a new corporation under the name Western Power & Equipment Corp. was incorporated in Delaware (the "Company") to hold all the shares of the Oregon corporation. Upon formation, AUGI contributed to the Company all outstanding common stock of the Oregon corporation. The consolidated financial statements include the accounts of the Company and its Oregon subsidiary after elimination of all intercompany accounts and transactions.

     The Company is engaged in the sale, rental, and servicing of light, medium, and heavy construction equipment and related parts in Washington, Oregon, California, Nevada, and Alaska. Case serves as the manufacturer of the majority of the Company's products.

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

     Intangible Assets

     The Company's acquisition strategy has been focused on existing businesses with established market share in a contiguous geographic area. Items with an indeterminate useful life, such as name recognition, geographical location and presence represent value to the Company. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. These lives are based on the factors influencing the acquisition decision and on industry practice. The Company reviews for asset impairment on a periodic basis and whether events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Based on this review, no write-down for impairment loss on intangible assets has been recorded during the three-year period ended July 31, 1998.

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance, and routine replacements are charged to operating expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

     Revenue Recognition

     Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Rental and service revenue is generally recognized at the time such services are provided.

     Advertising Expense

     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1998, 1997 and 1996 was $434, $501, and $263 respectively.

     Income Taxes

     The Company recognizes deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of the assets and liabilities.

     Financial Instruments

     The recorded amounts of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.

     Net Income Per Common Share

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income per common share is computed using the average number of common shares outstanding during the period. Diluted net income per share is computed using the average number of common shares and common share equivalents outstanding during the period. SFAS 128 has been retroactively applied to calculate prior years' earnings per share.

     Supplemental disclosures of cash flow information

     A capital lease obligation of $292 was incurred during the year ended July 31, 1997 when the Company entered into a lease for computer equipment and software.

     A capital lease obligation of $680 was incurred in June 1997 when the Company entered into a 20-year lease for the Kent, Washington facility.

     A capital lease obligation of $397 was incurred in December 1997 when the Company entered into a 20-year lease for the Yuba City, California facility.

     The Company has consummated various acquisitions using, in part, the assumption of notes payable and the issuance of Company common stock and notes payable. Such non-cash transactions have been excluded from the statement of cash flows.

                                                         Year ended July 31,
                                                 -----------------------------------
                                                    1998          1997          1996
                                                 -------       -------       -------
     Cash paid during the year for:
         Interest                                $ 4,377       $ 3,686       $ 1,838
         Income taxes, net of refunds              1,063         1,621         1,284

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

2.   Acquisitions

     Effective February 29, 1996, the Company acquired the assets and operations of two factory-owned stores of Case in California. The acquisition was consummated for approximately $630 in cash, $1,590 in installment notes payable to Case and the assumption of $3,965 in inventory floor plan debt with Case and its affiliates. The accounts of these two stores have been included in the Company's accounts from the effective date of the acquisition. The acquisition was accounted for as a purchase and resulted in the recording of approximately $150 in goodwill which is included in intangible assets on the Company's books and is being amortized on the straight-line basis over 20 years. Unaudited pro forma combined results of operations for the year ended July 31, 1996 as if the acquisition of such stores had occurred as of the beginning of the period are summarized as follows:

                                                               1996
                                                         ----------
           Net revenues                                  $  115,097

           Net income                                    $    2,062

           Basic earnings per share                      $     0.58

           Diluted earnings per share                    $     0.58

     In addition, effective June 11, 1996, the Company acquired the assets and operations of GCS, Inc. ("GCS"), a California-based closely-held distributor of heavy equipment primarily marketed to municipal and state government agencies responsible for highway maintenance. The acquisition was consummated for approximately $1,655 in cash. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $400 which is included in intangible assets on the Company's books and is being amortized on the straight-line basis over 20 years. Pro forma financial information relating to this acquisition was not provided because its effect was immaterial. The accounts of the GCS stores have been included in the Company's accounts from the effective date of acquisition.

     On January 17, 1997 the Company acquired the operating assets of Sahlberg Equipment, Inc.("Sahlberg"), a four-store Northwest distributor of noncompeting lines of equipment with facilities in Kent, Washington, Portland, Oregon, Spokane, Washington and Anchorage, Alaska. The purchase price for the assets of Sahlberg was an aggregate of approximately $5,290,000, consisting of $3,844,000 for equipment inventory, $797,000 for parts inventories, $625,000 for fixed assets, and $24,000 for work-in-process. The acquisition was accounted for as a purchase.

     On December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $142,000 in cash, $628,000 in installment notes payable to Case and the assumption of $1,175,000 in inventory floor plan debt with Case and its affiliates. The acquisition was accounted for as a purchase.

     On April 30, 1998, the Company acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska. The acquisition was consummated for approximately $4,766,000 in cash, the assumption of approximately $2,786,000 in floor plan debt with Case and its affiliates, and 50,000 shares of the Company's common stock. The acquisition was accounted for as a purchase.

     Unaudited pro forma combined results of operations for the acquisitions occurring during the two-year period ended July 31, 1998 as if such acquisitions had occurred as of the beginning of the period are summarized as follows:

                                                          1998             1997
                                                    ----------       ----------
           Net revenues                             $  173,414       $  175,396

           Net income                               $    1,776       $      (60)

           Basic earnings per share                 $     0.51       $    (0.02)

           Diluted earnings per share               $     0.47       $    (0.02)

3.   Related Party Transactions

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

     On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Kent, Washington, real property and improvements, MRR II leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated June 1, 1997 with the Company paying an initial annual rate of $205. Under the lease, such annual rate increases to $231 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

     On December 11, 1997, the real property and improvements used in connection with Case's Yuba City, California operation, was purchased by McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Yuba City, California real property and improvements, MRR III leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated effective December 11, 1997 with the Company paying an initial annual rate of $54. Under the lease, such annual rate increases to $59 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

4.    Inventories

      Inventories consist of the following:

                                                        July 31,       July 31,
                                                           1998           1997
                                                     ----------     ----------
           Equipment:
                New equipment                        $   54,883     $   48,524

                Used equipment                           10,073          8,234

              Parts                                       8,535          8,159
                                                     ----------     ----------
                                                     $   73,491     $   64,917
                                                     ==========     ==========

     At July 31, 1998 and 1997 approximately $23,080 and $18,452, respectively, of equipment was being held for rent. Equipment in the rental fleet has been reclassified as rental equipment fleet in fixed assets. In addition, equipment in the lease fleet has been reclassified as lease equipment in fixed assets. In fiscal year 1998, rentals of all equipment was generally charged to cost of goods sold at an amount equal to 70 percent of the rental payments received.

     The Company previously used a depreciation estimate on rented equipment of 80 percent of the rental payments received. This change in accounting estimate was made to more closely match the actual reduction in the relative value of rented equipment to the resulting book value after depreciation. In fiscal 1998, this change in accounting estimate resulted in a decrease in cost of goods sold of $1,286.

5.   Fixed Assets

     Fixed assets consist of the following:

                                                                            July 31,            July 31,
                                                                               1998                1997
                                                                          ---------            --------
           Operating property, plant, and equipment:
           Land                                                           $     840            $    840
           Buildings                                                          4,078               3,680
           Machinery and equipment                                            3,236               2,508
           Office furniture and fixtures                                      2,263               2,143
           Computer hardware and software                                     1,045                 927
           Vehicles                                                           1,291               1,095
           Leasehold improvements                                               202                 114
                                                                          ---------            --------
                                                                             12,955              11,307
           Less: accumulated depreciation                                    (4,341)             (3,158)
                                                                          ---------            --------
           Property, plant, and equipment (net)                           $   8,614            $  8,149
                                                                          ---------            --------

           Rental equipment fleet (net)                                      23,080              18,452
                                                                          ---------            --------

           Leased equipment fleet (net)                                       2,760                 -0-

     Equipment in the rental fleet has been reclassified as rental equipment fleet in fixed assets. In addition, equipment in the lease fleet has been reclassified as lease equipment in fixed assets.

6.   Borrowings

     The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a one-month to six-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. The Company also had an inventory credit facility with Seafirst Bank to provide up to $22,000 for the purchase of new and used equipment held for sale as well as equipment held for rental. Principal payments under this line are generally due in periodic installments over terms ranging from twelve to twenty-four months from the borrowing date. This credit facility expired July 1, 1998.

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

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                                                        July 31,
                                              Interest         Maturity       ---------------------------
                                                  Rate             Date             1998             1997
                                            ----------       ----------       ----------       ----------
      Case Credit Corporation               Prime + 2%           8 - 48       $   11,038       $   32,177
                                               (10.50%)          months

      Seafirst Bank                              Prime          12 - 24                -           20,857
                                                (8.50%)          months

      Deutsche Financial Services                Prime          12 - 36           75,886                -
                                                (8.50%)          months

      Other                                   variable          12 - 48              133            2,456
                                         (8.50%-10.50%)          months       ----------       ----------
                                                                              $   87,057       $   55,490

     At July 31, 1998, the Company was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. The Company obtained a waiver letter for the period July 31, 1998 through September 30, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after September 30, 1998. However, the amount due to Deutsche Financial Services is already included as a current liability.

7.   Income Taxes

     The provision for income taxes is comprised of the following:

                                                                                 Year Ended
                                                            --------------------------------------------------
                                                               July 31,            July 31,            July 31,
                                                                  1998                1997                1996
                                                            ----------          ----------          ----------
           Current:
              Federal                                       $    1,227          $      974          $    1,242
              State                                                162                 119                  96
                                                            ----------          ----------          ----------
                                                                 1,389               1,093               1,338
                                                            ----------          ----------          ----------
           Deferred:
              Federal                                              (32)               (357)                (49)
              State                                                 (3)                (43)                 (5)
                                                            ----------          ----------          ----------
                                                                   (35)               (400)                (54)
                                                            ----------          ----------          ----------

           Total provision for income taxes                 $    1,354          $      693          $    1,284
                                                            ==========          ==========          ==========

     The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                                                 Year Ended
                                                            --------------------------------------------------
                                                               July 31,            July 31,            July 31,
                                                                  1998                1997                1996
                                                            ----------          ----------          ----------
           Statutory federal income tax rate                     34.0%               34.0%               34.0%
           State income taxes, net of
                federal income tax benefit                        5.0%                4.5%                2.7%
           Purchase accounting adjustments                          -                   -                   -
           Other                                                  3.4%                3.1%                1.5%
                                                            ----------          ----------          ----------

                                                                 42.4%               41.6%               38.2%
                                                            ==========          ==========          ==========

     Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                                  Year Ended
                                                                        ------------------------------
                                                                          July 31,             July 31,
                                                                             1998                 1997
                                                                        ---------            ---------
           Deferred assets:
               Inventory reserve                                              775                  439
               Bad debt reserve                                               261                  157
               Accrued vacation and bonuses                                    98                   79
               Other accruals                                                 164                  261
                                                                        ---------            ---------
               Current Deferred Tax Asset                                   1,298                  936
                                                                        ---------            ---------

           Deferred liabilities:
               Depreciation and amortization                            $    (615)           $    (295)
               Goodwill and intangibles                                       (75)                 (69)
                                                                        ---------            ---------
               Long-term Deferred Tax Liability                              (690)                (364)
                                                                        ---------            --------

               Net Deferred Tax Asset                                   $     608            $     572
                                                                        =========            =========

8.   Stockholders' Equity

     Stock Option Plans

     Under the Company's 1995 Employee Stock Option Plan, key employees, officers, directors, and consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 1,500,000 shares of the Company's common stock. The plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Outstanding options expire no later than ten years after the date of grant.

     In December 1995, the Board of Directors adopted a stock option plan for non-employee directors under which each non-employee director is entitled to receive on August 1 of each year beginning August 1, 1996, options to purchase 2,500 shares of the Company's common stock at the fair market value of the stock at the date of grant. In January 1998, the Company's shareholders approved an amendment to this plan increasing the number of shares for which options are granted yearly to non-employee directors from 2,500 to 5,000. Outstanding options expire no later than five years after the date of grant.

     During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value method of accounting for an employee stock option or similar equity instrument. That pronouncement encourages all entities to adopt that method of accounting for all compensation costs related to stock options issued to all employees under these plans or to continue using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement has been applied.

     The Company has elected to account for its stock based compensation under APB 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during fiscal years 1998 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 1998 and 1997 were:

                                                       FY98             FY97
                                                      ------           ------
           Risk free interest rate                    5.875%           6.562%

           Expected dividend yield                        0%               0%

           Expected lives                           5 years          5 years

           Expected volatility                        56.43%           56.59%

     Options vest over the five year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended July 31, 1998 and July 31, 1997, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $1,425 and $1,532, respectively, which would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value per share of the options granted in fiscal years 1998 and 1997 are $2.31 and $2.46, respectively.

     If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income and pro forma net income and net income per share and pro forma net income per share would have been reported as follows:

                                              Year Ended July 31, 1998              Year Ended July 31, 1997
                                          ---------------------------------     ---------------------------------
                                                        Basic       Diluted                     Basic     Diluted
                                          Net Income    E.P.S.       E.P.S.     Net Income      E.P.S.     E.P.S.
                                          ----------    ------      -------     ----------      ------     ------
           As Reported                    $    1,839    $ 0.53      $  0.49         $  971      $ 0.27     $ 0.27
           Pro Forma                      $      583    $ 0.17      $  0.15         $  600      $ 0.17     $ 0.17

     The effects of applying SFAS 123 for providing pro forma disclosure for fiscal years 1998 and 1997 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

     The following summarizes the stock option transactions under the Company's stock option plans:

                                                          Shares          Weighted Average
                                                            (000)           Option Price
                                                          ------          ----------------
           Options outstanding July 31, 1995:                200               $ 6.50
           Exercised                                           -                    -
           Surrendered                                      (200)                6.50
           Granted                                           200                 4.50
                                                          ------               ------

           Options outstanding July 31, 1996:                200                 4.50
           Exercised                                           -                    -
           Surrendered                                       (82)                4.45
           Granted                                           707                 4.48
                                                          ------               ------

           Options outstanding July 31, 1997:                825                 4.49
           Exercised                                           -                    -
           Surrendered                                       (31)                4.38
           Granted                                           714                 4.62
                                                          ------               ------

Options outstanding July 31, 1998:                         1,508                 4.56
                                                          ======               ======

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 1998:

                                                            Weighted
                                       Weighted              Average          No. Of           Weighted
Exercise      No. Of Options            Average     Contractual Life         Options            Average
Price         Outstanding        Exercise Price            Remaining     Exercisable     Exercise Price
--------      --------------     --------------     ----------------     -----------     --------------
 $ 4.375             289,000            $ 4.375                 8.00         192,667            $ 4.375
   4.656               5,000              4.656                 8.00           5,000              4.656
   4.500             450,000              4.500                 7.00         400,000              4.500
   6.250              25,000              6.250                 5.00             -0-                n/a

                                                            Weighted
                                       Weighted              Average          No. Of           Weighted
Exercise      No. Of Options            Average     Contractual Life         Options            Average
Price         Outstanding        Exercise Price            Remaining     Exercisable     Exercise Price
--------      --------------     --------------     ----------------     -----------     --------------
   4.875               5,000              4.875                 5.00           5,000              4.875
   4.563             683,500              4.563                 4.33         683,500              4.563
   5.125              50,000              5.125                 8.50          16,666              5.125
                   ---------              -----                            ---------              -----
                   1,507,500              4.556                            1,302,833              4.524

9.   Commitments and Contingencies

     The Company leases certain facilities and certain computer equipment and software under noncancelable lease agreements. As more fully described in
     Note 3, the building portion of four of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to five years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,883, $1,474, and $924 for the years ended July 31, 1998, 1997, and 1996, respectively. The computer equipment lease expires August 1999 and meets certain specific criteria to be accounted for as a capital lease.

     Assets recorded under capital leases are as follows:

                                                          July 31,         July 31,         July 31,
                                                             1998             1997             1996
                                                       ----------        ---------        ---------
           Capitalized asset value                     $    3,036        $   2,830        $   1,836
           Less accumulated amortization                     (315)            (271)            (134)
                                                       ----------        ---------        ---------
                                                       $    2,721        $   2,559        $   1,702
                                                       ==========        =========        =========

     Future minimum lease payments under all noncancelable leases as of July 31, 1998, are as follows:

                                                                                   Capital         Operating
           Year ending July 31,                                                     leases            leases
           -------------------                                                  ----------        ----------
                1999                                                            $      394        $    1,609
                2000                                                                   286             1,346
                2001                                                                   312             1,059
                2002                                                                   338               608
                2003                                                                   363               410
                Thereafter                                                           6,028             6,400
                                                                                ----------        ----------
                Total annual lease payments                                     $    7,721        $   11,432
                                                                                                  ==========
                Less amount representing interest, with imputed
                     interest rates ranging from 6% to 15%                           4,831
                                                                                ----------
                Present value of minimum lease payments                              2,890
                Less current portion                                                    63
                                                                                ----------
                Long-term portion                                               $    2,827
                                                                                ==========

     The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 1998, such purchase commitments totaled $3,789.

     As of July 31, 1998, the Company had entered into sales contracts containing repurchase obligations totaling approximately $3,083 in repurchase obligations. Subsequent to July 31, 1998, the Company entered into sales contracts containing repurchase obligations totaling approximately $1,289 in repurchase obligations.

10.  Unaudited Quarterly Consolidated Financial Data (1)

                                                                  Quarter
                                             ------------------------------------------------          Total
                                               First       Second         Third        Fourth           Year
                                             -------      -------       -------       -------       --------
     Fiscal 1998:

        Net sales                            $36,959      $39,659       $40,948       $45,912       $163,478
        Gross Profit                           4,336        4,990         4,391         5,459         19,176
        Net income                               516          616           101           606          1,839
        Basic earnings per share                0.15         0.17          0.03          0.18           0.53
        Diluted earnings per share              0.14         0.16          0.02          0.17           0.49

                                                                  Quarter
                                             ------------------------------------------------          Total
                                               First       Second         Third        Fourth           Year
                                             -------      -------       -------       -------       --------
     Fiscal 1997:

        Net sales                            $31,213      $34,988       $42,043       $39,886       $148,130
        Gross Profit                           3,765        3,601         4,239         4,265         15,870
        Net income                               517          335           245          (126)           971
        Basic earnings per share                0.14         0.09          0.07         (0.03)          0.27
        Diluted earnings per share              0.14         0.09          0.07         (0.03)          0.27

(1) The figures for the third and fourth quarters of fiscal year 1997 have been revised from previously reported quarterly figures to reflect an approximately $360 reclassification of costs of sales from the fourth quarter to the third quarter. In addition, figures for the fourth quarter of fiscal year 1997 reflect an approximately $440 one-time charge for unreimbursed warranty related expenses already incurred and to accrue for future warranty related expenses the Company does not expect to be reimbursed by Case Corporation.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
September 30, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audits of the consolidated financial statements referred to in our report dated September 30, 1998 appearing on page F-16 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 8 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
September 30, 1998

                                                                     SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 1998 and 1997

                             (Dollars in Thousands)


                                              Balance at      Charged to         Charged                      Balance at
                                               Beginning       Costs and              to                          End of
           Description                         of Period        Expenses           Other      Deductions          Period
           -----------                        ----------      ----------      ----------      ----------      ----------
Accounts Receivable Reserve:

  Fiscal year ended July 31, 1998                $   431         $   596         $   ---        $   (357)        $   670

  Fiscal year ended July 31, 1997                    519             516             ---            (604)            431

Inventory Reserve:

  Fiscal year ended July 31, 1998                  1,597           1,734             ---            (498)          2,833

  Fiscal year ended July 31, 1997                  1,212             598             ---            (213)          1,597

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERN POWER & EQUIPMENT CORP.



                                       By: /s/ C. DEAN MCLAIN
                                           -------------------------------------
                                           C. Dean McLain, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                             Date
---------                                    -----                             ----
/s/ C. DEAN MCLAIN                     President, Chief                  October 29, 1998
-----------------------------------    Executive Officer
    C. Dean McLain                     and Director


/s/ MARK J. WRIGHT                     Vice President of Finance,        October 29, 1998
-----------------------------------    Chief Financial and Principal
    Mark J. Wright                     Accounting Officer,
                                       Treasurer and Secretary


/s/ ROBERT M. RUBIN                    Director                          October 29, 1998
-----------------------------------
    Robert M. Rubin


/s/ HAROLD CHAPMAN, JR.                Director                          October 29, 1998
-----------------------------------
    Harold Chapman, Jr.



/s/ MERRILL A. MCPEAK                  Director                          October 29, 1998
-----------------------------------
    Merrill A. McPeak