Form 10-K405/A
period 1998-07-31
WESTERN POWER & EQUIPMENT CORP
filed 1998-11-30
CIK 939729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     -----------------------------------------------------------------------

                                   FORM 10-K/A

     -----------------------------------------------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1998 Commission File Number 0-26230

                         WESTERN POWER & EQUIPMENT CORP.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            91-1688446
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                         Identification Number)

4601 NE 77TH AVE, SUITE 200, VANCOUVER, WA                        98662
------------------------------------------                      ----------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: (360) 253-2346


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

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

                   Documents incorporated by reference: None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item concerning executive officers is set forth in Part I of this Report under "ITEM 4A.-- EXECUTIVE OFFICERS OF THE REGISTRANT.'

Directors

     The following table sets forth the name and age of each of the Company's directors, as well as the length of time which each director, elected on annual basis, has served.

      Name                       Age                  Director Since
      ----                       ---                  --------------
C. Dean McLain                   45                        1993
Robert M. Rubin                  58                        1992
Harold Chapman, Jr.              37                        1995
Merrill A. McPeak                62                        1998

ROBERT M. RUBIN. Mr. Rubin has been the Chief Executive Officer of American United Global, Inc. ("AUGI"), the Company's majority shareholder, since October 1990, and also served as Chairman of AUGI from October 1990 until January 1996. Mr. Rubin served as the Chairman of the Board of Directors of the Company from November 20, 1992 to August 1, 1998. Mr. Rubin is Chairman of the Board of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial, and commercial non-hazardous waste and hazardous waste. ERD Waste Technology has filed for Chapter 11 bankruptcy reorganization. Mr. Rubin also serves as Chairman of IDF International Inc. and as a director of Help at Home, Inc. and Medimerge, Inc.

C. DEAN MCLAIN. Mr. McLain has served as President, Chief Executive Officer, and a director of the Company since March 7, 1993. Mr. McLain was elected Chairman of the Board of Directors effective August 1, 1998. From March 1, 1993 through June 13, 1995, Mr. McLain served as Executive Vice President of AUGI. Mr. McLain has served on the Board of Directors of AUGI since March 7, 1994. Prior to joining the Company, Mr. McLain served as Manager of Privatization of Case Corporation.

HAROLD CHAPMAN, JR. Mr. Chapman is a partner in and general manager of Crown Power and Equipment Co., a multi-line equipment distributor based in Columbia, Missouri. Prior to joining Crown Power and Equipment in 1992, Mr. Chapman was in retail management with Case Corporation ("Case") for 10 years.

MERRILL A. MCPEAK. Mr. McPeak joined the Company's Board of Directors in June 1998. He has been the President of McPeak and Associates, an international aerospace consulting firm, since January 1995. General McPeak spent 37 years in the United States Air Force, and was Chief of Staff from October 1990 to October 1994, when he retired. He also is a member of the Boards of Directors of Tektronix, Inc., Praegitzer Industries, Inc., TWA, Inc., Thrustmaster, Inc., and ECC International Corp., where he serves as Chairman of the Board.


ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

     The Compensation Committee of the Board of Directors (the "Committee") is currently composed of two non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 1998, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

     The key objectives of the Company's executive compensation policies are to attract and retain key executives who are important to the long-term success of the Company and to provide incentives for these executives to achieve high levels of job performance and enhancement of shareholder value. The Company seeks to achieve these objectives by paying its executives a competitive level of base compensation for companies of similar size and industry and by providing its executives an opportunity for further reward for outstanding performance in both the short term and the long term. The Company has entered into an employment agreement with Mr. McLain that covers a multiple year term. (see "Chief Executive Officer Compensation," below). The compensation of Mr. Wright is decided on an annual basis. Mr. Rubin was previously compensated under an employment contract (see "Employment and Incentive Compensation Agreements," below) but ceased to be an executive officer of the Company on July 31, 1998.

     Executive Officer Compensation. The Company's executive officer compensation program is comprised of three elements: base salary, annual cash bonus and long-term incentive compensation in the form of stock option grants.

     Salary. The Committee and the Board of Directors established base salaries for the Company's executive officers, including the salary established in Mr. McLain's employment agreement, after taking into account individual experience, job responsibility and individual performance during the prior year. These factors are not assigned a specific weight in establishing individual base salaries. The Committee also considered the Company's executive

                                     - I-2 -
officers' salaries relative to salary information for executives in similar industries and similarly sized companies.

     Cash Bonuses. The purpose of the cash bonus component of the compensation program is to provide a direct financial incentive in the form of cash bonuses to executives. Mr. McLain's bonus was derived under the performance formula set forth in his employment contract described under "Employment and Incentive Compensation Agreements" below. Mr. McLain's bonus for fiscal 1998 under this formula is set forth in the summary compensation table. Mr. Wright's bonus was determined by the chief executive officer on a merit basis after evaluating his performance.

     Stock Options. Stock options are the primary vehicle for rewarding long-term achievement of Company goals. The objectives of the program are to align employee and shareholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under the Company's 1995 Employee Stock Option Plan, the Board of Directors or the Compensation Committee may grant options to purchase Common Stock of the Company to key employees of the Company. Messrs. McLain and Wright currently participate in the 1995 Employee Stock Option Plan. The number of options granted to Mr. McLain are determined under the terms of his employment agreement. The number of options granted to Mr. Wright are determined by the Compensation Committee on a discretionary basis. The options generally vest on a schedule established at the time of grant, generally ranging from zero to three years.

     Chief Executive Officer Compensation. In January 1998 the Company entered into an amended employment agreement with its chief executive officer, Mr. McLain, to ensure the retention of his services and to encourage him to perform at increasing levels of effectiveness and to use his best efforts to promote the growth and profitability of the Company. This approach enabled the Board to concentrate on the negotiation of a particular employment contract with salary, incentive bonus and stock option components that reflect a longer term view of the Company's prospects and goals. See "Employment and Incentive Compensation Agreements" for a complete description of the employment agreement and the compensation and benefits provided thereunder.


                                                     Harold Chapman, Jr.
                                                     Merrill A. McPeak

                           Summary Compensation Table

     The following table sets forth the amount of all compensation paid during each of the last three fiscal years to the Chief Executive Officer and to each of the Company's other executive officers for services in all capacities to the Company.

                                                                                                 Long-Term
                                                                                              Compensation
                                                         Annual Compensation                        Awards
                                          ------------------------------------------------    ------------
                                                                              Other Annual       Number of        All Other
Name and Principal Position               Year        Salary        Bonus     Compensation         Options     Compensation
---------------------------               ----     ---------     --------     ------------    ------------     ------------
Robert M. Rubin                           1998     $ 150,000     $      0         $      0         100,000         $      0
Consultant; former Chairman(1)            1997       150,000            0                0          50,000                0
                                          1996       150,000       50,000                0         150,000                0

C. Dean McLain                            1998     $ 280,000     $ 68,935         $ 40,000         425,000         $ 22,596
President, CEO, Chairman of the           1997       268,587       18,658              N/A         150,000                0
Board(2)                                  1996       250,000       84,868              N/A         300,000                0

Mark J. Wright                            1998     $  98,958     $ 15,000         $      0          98,500         $      0
Vice President of Finance and CFO(3)      1997        36,346        5,000                0               0                0
                                          1996           N/A          N/A              N/A             N/A                0

(1)  The Company's employment agreement with Mr. Rubin, pursuant to which Mr.
     Rubin was paid a base salary of $150,000 plus an annual bonus, expired July
     31, 1998. See "Employment and Incentive Compensation Agreements" below. Mr.
     Rubin resigned as Chairman effective August 1, 1998. The Company entered into a new consulting agreement with Mr. Rubin, effective August 1, 1998 and expiring August 1, 2000, pursuant to which Mr. Rubin is paid a salary of $150,000 plus all authorized business expenses. See "Employment and Incentive Compensation Agreements," below.

(2)  Mr. McLain joined the Company in March 1993, when he became its Chief
     Executive Officer. On July 31, 1995, Mr. McLain was permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commences at $250,000 for fiscal 1996, and rises to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. See
     "Employment and Incentive Compensation Agreements" below. Mr. McLain became
     Chairman effective August 1, 1998.

(3) Mr. Wright joined the Company in February 1997. Therefore, fiscal 1997 figures are partial year compensation figures.

                        Option Grants in Last Fiscal Year

     The following table provides information regarding individual grants of stock options to each executive officer in fiscal 1998.

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                   Annual Rates of Stock
                                                                                                  Price Appreciation for
                                              Individual Grants                                        Option Term
                        -------------------------------------------------------------------    -----------------------------
                                      % of Total Options
                                          Granted to           Exercise
                          Options     Employees in Fiscal       of Base        Expiration
       Name               Granted             Year               Price            Date              5%               10%
-------------------     ---------     -------------------     -----------     -------------    ------------     ------------
C. Dean McLain            425,000              62%              $4.5625          11/2003         $535,727        $1,183,817
Robert M. Rubin           100,000              15%              $4.5625          11/2003         $126,053        $  278,545
Mark J. Wright             98,500              14%              $4.5625          11/2003         $124,163        $  274,367


     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information concerning the exercise of stock options during the fiscal 1998 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                                      Number of Unexercised       Value of Unexercised In-
                                                     Options at Fiscal Year-        the-Money Options at
                                                               End                    Fiscal Year-End
                      Acquired         Value       -------------------------     -------------------------
     Name            on Exercise     Realized      Exercisable/Unexercisable     Exercisable/Unexercisable
----------------     -----------     ---------     -------------------------     -------------------------
C. Dean McLain           -0-            -0-             800,000 / 75,000             $157,500 / $28,125
Robert M. Rubin          -0-            -0-             225,000 / 75,000             $ 53,125 / $21,875
Mark J. Wright           -0-            -0-              98,500 / -0-                $ 18,469 / $ -0-

                    Return to Shareholders Performance Graph

     The following line graph compares the yearly percentage change in the Company's cumulative total stockholder return on its common stock since June 14, 1995 as compared to the Nasdaq National Market as a whole and as compared to the S & P Machinery (Diversified) Index.

[Graphic line chart depicting performance omitted.]

                 COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*
     Among Western Power & Equipment Corp., The Nasdaq Stock Market-US Index
                   and the S & P Machinery (Diversified Index)

     * Assumes $100 invested on June 14, 1995 in the Company's common stock or on May 31, 1995 in the S&P Index, including reinvestment of dividends. Fiscal year ending July 31.

     A $100 investment in the Company made on the effective date of the Company's initial public offering was worth $86 at July 31, 1998 as compared to $220 in a comparable NASDAQ Broad market investment, and as compared to $150 in a comparable S & P Machinery (Diversified) Index investment. The corporations comprising the S & P Machinery (Diversified) Index are as follows: Briggs & Stratton, Caterpillar, Cooper Industries, Deere & Co., Harnischfeger, Ingersoll Rand, NACCO Industries (class A), Timken and Varity.

Employment and Incentive Compensation Agreements

     Upon completion of the Company's 1995 initial public offering, the Company entered into an employment agreement with Mr. Rubin, effective as of June 13, 1995, that expired July 31, 1998. Pursuant to this agreement, Mr. Rubin served as Chairman of the Board of the Company and received an annual base salary of $150,000. Under the agreement, Mr. Rubin was entitled to receive an annual bonus in fiscal 1998 of $50,000 if the "consolidated pre-tax income" of the Company was in excess of $4,000,000 for the fiscal year ending July 31, 1998. Mr. Rubin did not receive a bonus for fiscal 1998. Effective August 1, 1998, the Company entered into a new two-year agreement with Mr. Rubin. Under the terms of this agreement, Mr. Rubin will no longer serve as Chairman, but will provide consulting services to the Company. He will receive an annual fee of $150,000.

     On March 5, 1996, Mr. Rubin received options to acquire 150,000 shares of Common Stock exercisable at $4.50 per share and vesting 33.3 percent on March 5, 1997 and 33.3 percent on each succeeding March 5 until all are vested. In August 1996, Mr. Rubin received options to acquire 50,000 shares of Common Stock, exercisable at $4.375 per share and vesting 50 percent on each of the first and second anniversaries of the date of grant. In November 1997, Mr. Rubin received options to acquire 100,000 shares of Common Stock, exercisable at $4.5625 per share which were all vested immediately.

     On August 1, 1995, Mr. McLain entered into an amended employment agreement with the Company that was to expire July 31, 2005. Pursuant to that agreement, Mr. McLain agreed to serve as President and Chief Executive Officer of the Company, and was to receive an annual base salary of $250,000 through the end of fiscal 1996 and $265,000 in fiscal 1997. The Company and Mr. McLain mutually agreed to terminate the existing agreement and enter into a new 10-year employment agreement, effective January 1, 1998. The 1998 agreement provides for an annual base salary, payable monthly, of $280,000 through July 31, 1998 and $290,000 through December 31, 1998. Under the terms of this new agreement, Mr. McLain's salary will be increased each January 1st by the average percentage increase in pay for all employees during the preceding calendar year. In addition, Mr. McLain is entitled to receive a bonus payment equal to 5 percent of the consolidated pre-tax income in excess of $1,750,000 in each fiscal year covered under the employment agreement (the "Incentive Bonus"). The maximum amount of the Incentive Bonus payable under the new agreement shall not exceed $150,000 in any year through 2002, inclusive, and shall not exceed $200,000 in fiscal years 2003 through 2007, inclusive. Mr. McLain received a $68,935 bonus for the Company's 1998

                                     - I-7 -
fiscal year under the terms of his employment agreement. As used in Mr. McLain's employment agreement, the term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of the Company subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

     Under the terms of his current employment agreement, in any year that Mr. McLain receives the maximum bonus, he is also entitled to receive options to purchase 25,000 additional shares of the Company's Common Stock at the market price per share on the date the options are issued that will vest one year from such date. Mr. McLain's employment agreement also provides for fringe benefits customary for senior executive officers in the industry in which the Company operates, including medical coverage, excess life and disability insurance benefits, and the use of an automobile supplied by the Company in addition to an $800 per month auto allowance. The aggregate value of all of the fringe benefits is approximately $40,000 per year.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Mssrs. Chapman and McPeak. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members. Mr. McLain, the Chairman of the Board of Directors since August 1998, as well as its President and CEO, and Mr. Rubin, the Chairman of the Board of Directors before Mr. McLain, and currently a director and consultant for the Company, participated in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants to the Company, except that they were each excluded from discussions regarding their own salary.

Ten-Year Option Repricings

     The following table provides information concerning the repricing of certain of the Company's stock options on December 28, 1995.

                                 Number of
                                 Securities                                              New
                                 Underlying     Market Price of    Exercise Price at   Exercise  Length of Original Option
                                   Options      Stock at Time of        Time of         Price     Term Remaining at Date
     Name            Date         Repriced         Repricing           Repricing         ($)           of Repricing
--------------    ----------    ------------    ----------------   ----------------    --------    -----------------------
C. Dean McLain    12/28/1995       150,000           $4.50               $8.00/1        $4.50            10 years

C. Dean McLain    12/28/1995       150,000           $4.50               $6.00          $4.50            10 years

--------------

/1 These options were repriced to $6.50 in May 1995, cancelled on August 1, 1995 and reissued at an exercise price equal to the then-market price of $6.00 on that date. These options were then repriced to $4.50 on December
     28, 1995.

Directors' Compensation

     All directors are entitled to receive reimbursement for their actual expenses of attendance of Board and Committee meetings. Messrs. Chapman and McPeak also receive fees of $5,000 per quarter and participate in the Company's Stock Option Plan for Non-Employee Directors (the "Formula Plan"). The other directors do not receive any compensation for their attendance. Under the terms of the Formula Plan, which will terminate on December 31, 2000, the Company automatically grants five-year options to acquire 5,000 shares of Common Stock to each of the non-management directors on every August 1 upon which they are members of the Board of Directors. Options granted under the Formula Plan are exercisable at the market price of a share of Common Stock on the date the option is granted.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The Company's outstanding voting securities at the close of business on October 16, 1998, consisted of 3,303,162 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The Common Stock does not have cumulative voting rights.

     The following table sets forth certain information as of October 16, 1998 with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5 percent of all outstanding shares.

                                                                   Percentage
                                                                       of
                               Number of Shares of Common          Outstanding
Name and Address of               Stock of the Company               Common
 Beneficial Owner                  Beneficially Owned              Stock Owned
-------------------            --------------------------          -----------
American United
Global, Inc.
11634 Patton Road
Downey, CA  90241                       2,000,000                      60.6%

D3 Family Funds
19605 NE 8th Street
Camas, WA 98607                          350,000                       10.6%

Robert M. Rubin
6060 Kings Gate Circle
Del Ray Beach, FL  33484               530,716(1)                      16.1%
C. Dean McLain
4601 NE 77th Avenue
Suite 200
Vancouver, WA  98662                  842,178(2)(3)                    25.5%

(1) Represents Mr. Rubin's indirect ownership in the Company through his beneficial ownership of an aggregate of 1,775,798 voting shares of American
     United Global, Inc., the Company's principal stockholder ("AUGI"), including options to purchase an additional 80,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 225,000 shares of Company Common Stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 15.3 percent of AUGI voting stock as at October 16, 1998.

(2) Represents Mr. McLain's indirect ownership in the Company through his beneficial ownership of an aggregate of 12,000 shares of AUGI voting stock and options to purchase an additional 234,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 800,000 shares of Company
     Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.1 percent of AUGI voting stock as at October 16, 1998.

(3) Does not include certain stock options which are issuable to Mr. McLain each year in the amount of 25,000 shares, based upon the Company achieving certain pre-tax income levels for fiscal years 1998 through 2007, inclusive. See "Employment and Incentive Compensation Agreements," above.

Security Ownership of Management

     The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of the Common Stock as of October 16, 1998 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

                                                                     Percentage
                                                                          of
                                    Number of Shares                 Outstanding
         Name                      Beneficially Owned                  Shares
         ----                      ------------------                -----------
Robert M. Rubin                         530,716 (1)                     16.1%
C. Dean McLain                          842,178 (2)(3)                  25.5%
Mark J. Wright                           98,500 (4)                      3.0%
Merrill McPeak                            5,000 (5)                       *
Harold Chapman                           10,000 (5)                       *
All directors and executive
officers as a group (5 persons)       1,486,394 (1)(2)(3)(4)(5)         45.0%

--------------

*    Less than 1 percent of the Company's outstanding shares of Common Stock

(1) Represents Mr. Rubin's indirect ownership in the Company through his beneficial ownership of an aggregate of 1,775,798 voting shares of American
     United Global, Inc., the Company's principal stockholder ("AUGI"), including options to purchase an additional 80,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 225,000 shares of Company Common Stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 15.3 percent of AUGI voting stock as at October 16, 1998.

(2) Represents Mr. McLain's indirect ownership in the Company through his beneficial ownership of an aggregate of 12,000 shares of AUGI voting stock and options to purchase an additional 234,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 800,000 shares of Company
     Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.1 percent of AUGI voting stock as at October 16, 1998.

(3) Does not include certain stock options which are issuable to Mr. McLain each year in the amount of 25,000 shares, based upon the Company achieving certain pre-tax income levels for fiscal years 1998 through 2007, inclusive. See "Employment and Incentive Compensation Agreements."

(4) Represents Mr. Wright's direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 98,500 shares of Company Common Stock.

(5) Represents exercisable options to purchase shares of the Common Stock issued under the terms of the Formula Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective February 17, 1996, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case construction equipment at a facility located in Sacramento, California (the "Sacramento Operation"). The real property and improvements used in connection with the Sacramento Operation, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the Chairman of the Company's Board of Directors since August 1998, as well as its President and CEO, and Robert M. Rubin, the Company's Chairman of the Board of Directors before Mr. McLain, and still one of its directors. At the same time that it acquired the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168,000. Under the lease, the annual rate increases to $192,000 after five years and is subject to fair market adjustments at the end of ten years. In addition to base rent, the Company is also responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     Effective January 17, 1997, the Company acquired substantially all of the operating assets of Sahlberg Equipment, Inc. ("Sahlberg"), a four-store distributor of equipment lines that are not in competition with Case. On June 1, 1997, the real property and improvements used in connection with the Sahlberg operation located in Kent, Washington, were purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain and Robert M. Rubin. Simultaneously, MRR II leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated June 1, 1997 with the Company paying an initial annual rate of $205,000. The lease's annual rate is scheduled to increase to $231,000 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to the base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     Effective December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California (the "Yuba City Operation"). The real property and improvements used in connection with the Yuba City Operation, and upon which it is located, were sold by Case for $450,000 to the McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain and Robert M. Rubin. MRR III leased the real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated December 11, 1997 with the Company paying an initial annual rate of $54,000. The

                                    - I-12 -
annual rate will increase to $59,400 after five years and is subject to additional adjustments at the end of ten and fifteen years. The Company is also responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERN POWER & EQUIPMENT CORP.



Dated: November 30, 1998               By: /s/ C. DEAN MCLAIN
       ----------------------              -------------------------------------
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

Signature                                    Title                             Date
---------                                    -----                             ----
/s/ C. DEAN MCLAIN                     President, Chief                  November 30, 1998
-----------------------------------    Executive Officer
    C. Dean McLain                     and Director


/s/ MARK J. WRIGHT                     Vice President of Finance,        November 30, 1998
-----------------------------------    Chief Financial and Principal
    Mark J. Wright                     Accounting Officer,
                                       Treasurer and Secretary


                                       Director
-----------------------------------
    Robert M. Rubin


/s/ HAROLD CHAPMAN, JR.                Director                          November 30, 1998
-----------------------------------
    Harold Chapman, Jr.


/s/ MERRILL A. MCPEAK                  Director                          November 30, 1998
-----------------------------------
    Merrill A. McPeak

