Form 10-Q
period 1998-10-31
WESTERN POWER & EQUIPMENT CORP
filed 1998-12-15
CIK 939729

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 1998
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      91-1688446
   -------------------------------                     ---------------------
   (State or other jurisdiction of                     (I.R.S. Employer I.D.
    incorporation or organization)                            number)


4601 NE 77th Avenue, Suite 200, Vancouver, WA                  98662
---------------------------------------------                ----------
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


                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Title of Class                                Number of shares
          --------------                                ----------------
           Common Stock                                   Outstanding
    (par value $.001 per share)                            3,303,162

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.     FINANCIAL INFORMATION                                    Page Number

     Item 1.  Financial Statements

     Consolidated Balance Sheet
       October 31, 1998 (Unaudited) and July 31, 1998...................  1

     Consolidated Statement of Operations
       Three months ended October 31, 1998 (Unaudited)
       and October 31, 1997 (Unaudited).................................  2

     Consolidated Statement of Cash Flows
       Three months ended October 31, 1998 (Unaudited)
       and October 31, 1997 (Unaudited).................................  3

     Notes to Consolidated Financial Statements.........................  4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation..............5 - 8


PART II.     OTHER INFORMATION

     Item 1.  Legal Proceedings......................................... N/A

     Item 2.  Changes in Securities..................................... N/A

     Item 3.  Defaults Upon Senior Securities...........................  8

     Item 4.  Submission of Matters to a Vote of Security
                           Holders...................................... N/A

     Item 5.  Other Information......................................... N/A

     Item 6.  Exhibits and Reports on Form 8-K..........................  8

ITEM 1.  FINANCIAL STATEMENTS

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                              October 31,          July 31,
                                                                                    1998              1998
                                                                              ----------        ----------
                                                                             (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents..........................................       $    1,026        $    2,555
    Accounts receivable, less allowance for
      doubtful accounts of $662 and $670...............................           18,278            23,626
    Inventories........................................................           65,841            73,491
    Prepaid expenses...................................................              177               172
    Income taxes receivable............................................              990                -0-
    Deferred income taxes..............................................            1,298             1,298
                                                                              ----------        ----------
        Total current assets...........................................           87,610           101,142

Fixed Assets:
    Property, plant and equipment, net.................................            8,881             8,614
    Rental equipment fleet, net........................................           23,023            23,080
    Leased equipment fleet, net........................................            5,447             2,760
    Intangibles and other assets, net..................................            3,075             3,170
                                                                              ----------        ----------
        Total fixed assets.............................................           40,426            37,624

        Total assets...................................................       $  128,036        $  138,766
                                                                              ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
-------------------------------------------------------
    Borrowings under floor plan financing..............................       $   11,853        $   11,038
    Short-term borrowings..............................................           69,248            76,019
    Accounts payable...................................................           11,577            17,574
    Accrued payroll and vacation.......................................              796               858
    Other accrued liabilities..........................................            1,570             1,653
    Income taxes payable...............................................               -0-              255
    Covenant not to compete............................................               10                21
    Capital lease obligation...........................................               45                63
                                                                              ----------        ----------
        Total current liabilities......................................           95,099           107,481

Deferred income taxes..................................................              690               690
Capital lease obligation...............................................            2,836             2,827
Long-term borrowings...................................................            1,169             1,156
Deferred lease income..................................................            6,392             3,474
                                                                              ----------        ----------
        Total long-term liabilities....................................           11,087             8,147

        Total liabilities..............................................          106,186           115,628

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding......................................                -                 -
    Common stock-$.001 par value; 20,000,000
      shares authorized; 3,303,162 issued and
      outstanding......................................................                4                 4
    Additional paid-in capital.........................................           16,072            16,072
    Retained earnings..................................................            7,265             8,553
    Less common stock in treasury,
      at cost (230,300 shares).........................................           (1,491)           (1,491)
                                                                              ----------        ----------
        Total stockholders' equity.....................................           21,850            23,138

        Total liabilities and stockholders'
          equity.......................................................       $  128,036        $  138,766
                                                                              ==========        ==========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



                                                                                   Three Months Ended
                                                                                       October 31,
                                                                                    1998              1997
                                                                              ----------        ----------
Net revenue............................................................       $   40,365        $   36,958

Cost of goods sold.....................................................           37,890            32,623
                                                                              ----------        ----------

Gross profit...........................................................            2,475             4,335

Selling, general and administrative expenses...........................            3,126             2,812

Operating (loss) income................................................             (651)            1,523

Other income (expense):
    Interest expense...................................................           (1,768)             (764)
    Other income.......................................................              251                89
                                                                              ----------        ----------

Income (loss) before taxes.............................................           (2,168)              848

Income tax (benefit) provision.........................................             (880)              333
                                                                              ----------        ----------

Net (loss) income......................................................       $   (1,288)       $      515
                                                                              ==========        ==========

Basic earnings per share...............................................       $    (0.39)       $     0.15
                                                                              ==========        ==========

Average outstanding common shares
   Basic EPS...........................................................            3,303             3,533
                                                                              ==========        ==========

Diluted earnings per share.............................................       $    (0.39)       $     0.14
                                                                              ==========        ==========

Average outstanding common shares
   and equivalents for Diluted EPS.....................................            3,303             3,672
                                                                              ==========        ==========


                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                                   Three Months Ended
                                                                                       October 31,
                                                                                    1998              1997
                                                                              ----------        ----------
Cash flows from operating activities:
    Net (loss) income..................................................       $   (1,288)       $      515
    Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
        Depreciation...................................................            1,346               310
        Amortization...................................................               95                65
        Changes in assets and liabilities (excluding
          effects of acquisition):
            Accounts receivable........................................            5,349            (1,278)
            Inventories................................................            4,929               551
            Inventory floor plan financing.............................              815           (20,369)
                Short-term financing...................................           (6,770)           24,387
            Prepaid expenses...........................................               (5)               (9)
            Deferred income taxes......................................               -0-               -0-
            Accounts payable...........................................           (5,997)           (2,300)
            Accrued payroll and vacation...............................              (63)                7
            Other accrued liabilities..................................              (83)             (183)
            Deferred lease income......................................            2,918                -0-
            Income taxes receivable/payable............................           (1,245)              294
            Other assets/liabilities...................................               -0-              (56)
                                                                              ----------        ----------
    Net cash provided by operating activities..........................                1             1,934
                                                                              ----------        ----------

Cash flows from investing activities:
    Purchase of fixed assets...........................................           (1,522)             (180)
    Proceeds on sale of fixed assets...................................               -0-               -0-
    Covenant not to compete............................................              (11)               -0-
    Purchase of other assets...........................................               -0-               -0-
                                                                              ----------        ----------
    Net cash used in investing activities..............................           (1,533)             (180)
                                                                              ----------        ----------

Cash flows from financing activities:
    Principal payments on capital leases...............................               (9)              (28)
    Treasury stock repurchases.........................................               -0-               -0-
    Long-term borrowings (repayments)..................................               12                -0-
                                                                              ----------        ----------
    Net cash provided by (used in)
    financing activities...............................................                3               (28)
                                                                              ----------        ----------

Increase (decrease) in cash and cash equivalents................(1,529)            1,726
Cash and cash equivalents at beginning of
 period................................................................            2,555             1,875
                                                                              ----------        ----------
Cash and cash equivalents at end of period.............................       $    1,026        $    3,601
                                                                              ==========        ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest...........................................................       $    1,768        $      764
    Income taxes.......................................................              365               -0-

Supplemental schedule of noncash investing and financing activities:
In fiscal year 1997, capital lease obligations of $292 and $680 were incurred when the Company entered into a lease for computer equipment and software and a 20-year lease for the Kent, Washington facility, respectively.

                 See accompanying notes to financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements


1.   Basis of Presentation

The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1998 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1998 filed with the Securities and Exchange Commission.


2.   Inventories

Inventories consist of the following:

                                                 October 31,          July 31,
                                                       1998              1998
                                                 ----------        ----------

         Equipment:
           New equipment                         $   46,329        $   54,883
           Used equipment                             9,934            10,073
         Parts                                        9,578             8,535
                                                 ----------        ----------

                                                 $   65,841        $   73,491
                                                 ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
        -----------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural and industrial sectors and general economic cycles; the success of the Company's entry into new markets through store openings or acquisitions; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with Case and other suppliers; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, and national and world economies. Any forward-looking statements should be considered in light of these factors.

General
-------

The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In the first quarter of fiscal 1999, the Company consolidated its Milton-Freewater, Oregon operation into its Pasco, Washington operation leaving the Company with 26 operating facilities at October 31, 1998. The Company's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases.

The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies. The Company's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions.

Results of Operations
---------------------

The Three Months ended October 31, 1998 compared to the Three Months ended October 31, 1997.
--------------------------------------------------------------------------

Revenues for the three month period ended October 31, 1998 increased $3,407,000 or approximately 9% over the three month period ended October 31, 1997, due entirely to the contribution of stores opened or acquired within the 12 months ended October 31, 1998. Same store revenues decreased $855,000 or 2.3% for the three month period ended October 31, 1998, as compared to the prior year period.

The Company's first quarter gross profit margin of 8.7% (before the non-recurring charge described below) was down from the prior year comparative period margin of 11.7%. Gross profit margins were down in all departments due to increased competitive pressures throughout the Company's markets and some wholesale liquidation of used equipment inventory.

Selling, general, and administrative ("SG&A") expenses, as a percentage of sales were 7.7%, compared with 7.6% in the year prior period reflecting a slight increase in expenditures combined with lower than anticipated revenue. Although the first quarter figure is above management's goal of 7% of sales, management expects SG&A expenses as a percentage of sales to decrease over the next few quarters.

Interest expense for the three months ended October 31, 1998 was $1,768,000 compared with $764,000 in the prior year comparative period. This increase is largely the result of higher levels of inventory (for new locations and rental fleet) than the prior year period. During the three month period ended October 31, 1998, overall inventory was reduced $4,900,000 and management has initiated steps to further reduce inventory levels over the next several months.

The tax rate for the 1999 fiscal yearis expected to be approximately 41%, slightly higher than the prior year period due in part to lower depreciation deductions for its rental fleet.

The Company had a net loss for the quarter ended October 31, 1998 of $1,288,000 compared with net income of $515,000 for the prior year's first quarter. Earnings per share (basic and diluted) was $(0.39) per share in the first quarter of fiscal 1999 compared with basic and diluted earnings per share of $0.15 and 0.14 per share, respectively, in the prior year period.

A major contributing factor to the net loss during the quarter ended October 31, 1998 was a non-recurring charge of $1,061,000 for used equipment inventory reserves. Based upon market prices of used equipment which are currently significantly lower than both current book values of the Company's used equipment inventory and prior periods' market prices, management took this charge to allow pricing of its used equipment inventory more in line with current market prices. This is turn should help the Company sell its used inventory more profitably, reduce inventory levels, and thereby reduce inventory carrying costs.

Liquidity and Capital Resources
-------------------------------

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 1998, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11,853,000.

In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of October 31, 1998, approximately $69,145,000 was outstanding under the DFS credit facility. At October 31, 1998, the Company was in technical default of the leverage covenant in the Deutsche Financial Services Loan Agreement. The Company obtained a waiver for the period through December 15, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after December 15, 1998. The Company and DFS have reached preliminary agreement on increasing this credit facility to $100,000,000. Finalization of this increase is expected by December 31, 1998. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

During the quarter ended October 31, 1998, cash and cash equivalents decreased by $1,529,000. The Company had essentially break-even cash flow from operating activities during the first quarter reflecting net income for the year after adding back depreciation and amortization. Purchases of fixed assets during the period were related mainly to the purchase of new equipment for the rental fleet.

The Company's cash and cash equivalents of $1,026,000 as of October 31, 1998 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

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

     The Company took a non-recurring first quarter charge of $1.1 million for used equipment inventory reserves to bring the prices of its used inventory more in line with current market prices, which have significantly declined over the last several months. This action was taken to position the Company to substantially increase its sales of used equipment over the remainder of this fiscal year thereby significantly reducing the Company's used equipment inventory over the next several quarters and to reduce its inventory carrying costs. This charge and the wholesale liquidation of some additional inventory at a loss during the quarter were major contributing factors to the net loss for the quarter.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At October 31, 1998, the Company was in technical default of the leverage covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of October 31, 1998, the outstanding balance owed to DFS was approximately $69,145,000. The Company obtained a waiver letter for the period through December 15, 1998. There is no guarantee that Deutsche Financial Services will not call this debt at any time after December 15, 1998. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of
Operation: Liquidity and Capital Resources."

PART II.     OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          A.     EXHIBITS.

                 27     Financial Data Schedule

          B.     REPORTS ON FORM 8-K.

                 NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

December 15, 1998

                             By: /s/ MARK J. WRIGHT
                                 -----------------------------------------------
                                 Mark J. Wright
                                 Vice President, Chief Accounting and Chief
                                 Financial Officer