Form 10-Q
period 1999-01-31
WESTERN POWER & EQUIPMENT CORP
filed 1999-03-17
CIK 939729

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 1999
                         Commission File Number 0-26230


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


                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Title of Class                             Number of shares
            Common Stock                                 Outstanding
    ---------------------------                       ----------------
    (par value $.001 per share)                           3,303,162

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.     FINANCIAL INFORMATION                                    Page Number

    Item 1.  Financial Statements

    Consolidated Balance Sheet
       January 31, 1999 (Unaudited) and July 31, 1998.................... 1

    Consolidated Statement of Operations
       Three months ended January 31, 1999 (Unaudited)
       and January 31, 1998 (Unaudited).................................. 2

    Consolidated Statement of Operations
       Six months ended January 31, 1999 (Unaudited)
       and January 31, 1998 (Unaudited).................................. 3

    Consolidated Statement of Cash Flows
       Six months ended January 31, 1999 (Unaudited)
       and January 31, 1998 (Unaudited).................................. 4

    Notes to Consolidated Financial Statements........................... 5

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Operating Results................... 6 - 9


PART II.    OTHER INFORMATION

    Item 1.  Legal Proceedings........................................... N/A

    Item 2.  Changes in Securities....................................... N/A

    Item 3.  Defaults Upon Senior Securities............................. 10

    Item 4.  Submission of Matters to a Vote of Security
             Holders..................................................... 11

    Item 5.  Other Information........................................... 11

    Item 6.  Exhibits and Reports on Form 8-K............................ 11

ITEM 1.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                              January 31,          July 31,
                                                                                    1999              1998
                                                                                --------          --------
                                                                              (Unaudited)
                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents..........................................         $  2,297          $  2,555
    Accounts receivable, less allowance for
      doubtful accounts of $812 and $670...............................           15,953            23,626
    Inventories........................................................           63,715            73,491
    Prepaid expenses...................................................              200               172
    Income taxes receivable............................................              676               -0-
    Deferred income taxes..............................................            1,298             1,298
                                                                                --------          --------
        Total current assets...........................................           84,139           101,142

    Property, plant and equipment, net.................................            9,907             8,614
    Rental equipment fleet, net........................................           21,243            23,080
    Leased equipment fleet, net........................................            5,385             2,760
    Intangibles and other assets, less accumulated
        amortization of $1,406 and $1,262..............................            3,026             3,170
                                                                                --------          --------
        Total fixed assets.............................................           39,561            37,624

        Total assets...................................................         $123,700          $138,766
                                                                                ========          ========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities:
    Borrowings under floor plan financing..............................         $ 11,580          $ 11,038
    Short-term borrowings..............................................           63,702            76,019
    Accounts payable...................................................           12,896            17,574
    Accrued payroll and vacation.......................................              744               858
    Other accrued liabilities..........................................            1,573             1,653
    Income taxes payable...............................................              -0-               255
    Capital lease obligation...........................................                8                63
    Covenant Not to Compete............................................              -0-                21
                                                                                --------          --------
        Total current liabilities......................................           90,503           107,481

Deferred income taxes..................................................              690               690
Capital lease obligation...............................................            2,849             2,827
Long-term borrowings...................................................            1,158             1,156
Deferred lease income..................................................            6,320             3,474
                                                                                --------          --------
      Total long-term liabilities......................................           11,017             8,147

        Total liabilities..............................................          101,520           115,628

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding......................................                -                 -
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,303,162 issued and outstanding ....................                4                 4
    Additional paid-in capital.........................................           16,072            16,072
    Retained earnings..................................................            7,595             8,553
    Less common stock in treasury, at cost
      (230,300 shares).................................................           (1,491)           (1,491)
                                                                                --------          --------
        Total stockholders' equity.....................................           22,180            23,138

        Total liabilities and stockholders'
          equity.......................................................         $123,700          $138,766
                                                                                ========          ========


                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                                Three Months Ended
                                                                                    January 31,
                                                                               1999              1998
                                                                            -------           -------
Net revenue............................................................     $41,279           $39,658

Cost of goods sold.....................................................      36,787            34,669
                                                                            -------           -------

Gross profit...........................................................       4,492             4,989

Selling, general and administrative expenses...........................       3,193             3,119

Other income (expense):
    Interest expense...................................................        (957)           (1,076)
    Other income.......................................................         296               153
                                                                            -------           -------

Income before taxes....................................................         638               947

Income tax provision...................................................         307               332
                                                                            -------           -------

Net income.............................................................     $   331           $   615
                                                                            =======           =======

Basic earnings per common share........................................     $  0.10           $  0.17
                                                                            =======           =======

Average outstanding common shares for
  basic earnings per share.............................................       3,303             3,533
                                                                            =======           =======

Average outstanding common shares and equivalents
 for diluted earnings per share........................................       3,303             3,747
                                                                            =======           =======

Diluted earnings per share.............................................     $  0.10           $  0.16
                                                                            =======           =======


                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                                Six Months Ended
                                                                                   January 31,
                                                                               1999              1998
                                                                            -------           -------
Net sales..............................................................     $81,644           $76,616

Cost of goods sold.....................................................      74,677            67,292
                                                                            -------           -------

Gross profit...........................................................       6,967             9,324

Selling, general and administrative expenses...........................       6,319             5,931

Other income (expense):
    Interest expense...................................................      (2,725)           (1,840)
    Other income.......................................................         546               242
                                                                            -------           -------

Income (loss) before taxes.............................................      (1,531)            1,795

Income tax provision (benefit).........................................        (574)              665
                                                                            -------           -------

Net income (loss)......................................................     $  (957)          $ 1,130
                                                                            ========          =======

Basic earnings per common share........................................     $ (0.29)          $  0.32
                                                                            ========          =======

Average outstanding common shares for
  basic earnings per share.............................................       3,303             3,533
                                                                            =======           =======

Average outstanding common shares and equivalents
 for diluted earnings per share........................................       3,303             3,756
                                                                            =======           =======

Diluted earnings per share.............................................     $ (0.29)          $  0.30
                                                                            ========          =======


                See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                 Six Months Ended
                                                                                    January 31,
                                                                                1999              1998
                                                                            --------          --------
Cash flows from operating activities:
    Net (loss) income..................................................     $   (957)         $  1,130
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation...................................................        2,380               589
        Amortization...................................................          144                92
        Changes in assets and liabilities:
            Accounts receivable........................................        7,674            (2,474)
            Inventories................................................        9,776               377
            Leased equipment, net......................................       (2,625)              -0-
            Inventory floor-plan financing.............................          542           (39,982)
            Short-term financing.......................................      (12,317)           45,351
            Prepaid expenses...........................................          (28)               33
            Accounts payable...........................................       (4,678)           (6,438)
            Accrued payroll and vacation...............................         (114)               32
            Other accrued liabilities..................................          (80)             (211)
            Deferred lease income......................................        2,846               -0-
            Income taxes receivable/payable............................         (931)              701
            Other assets...............................................          -0-             1,197
                                                                            --------          --------
    Net cash provided by (used in)
      operating activities.............................................        1,632            (4,972)
                                                                            --------          --------

Cash flow from investing activities:
    Purchase of fixed assets...........................................       (1,484)             (383)
    Purchase of rental equipment, net..................................         (354)              -0-
    Covenant not to compete............................................          (21)              -0-
                                                                            --------          --------
    Net cash used in investing activities .............................       (1,859)            (383)
                                                                            --------          --------

Cash flows from financing activities:
    Principal payments on capital leases...............................          (33)              (47)
    Long-term borrowings...............................................            2               -0-
                                                                            --------          --------
    Net cash(used in)financing activities..............................          (31)              (47)
                                                                            --------          --------

Decrease in cash and cash equivalents..................................         (258)              (33)
Cash and cash equivalents at beginning of
 period................................................................        2,555             1,875
                                                                            --------          --------

Cash and cash equivalents at end of period.............................     $  2,297          $  1,842
                                                                            ========          ========


Supplemental schedule of noncash investing and financing activities:

     none

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


2.   Inventories

Inventories consist of the following:

                                            January 31,          July 31,
                                                  1999              1998
                                                -------           -------
         Equipment:
           New equipment                        $45,474           $54,883
           Used equipment                         8,687            10,073
           Parts                                  9,554             8,535
                                                -------           -------

                                                $63,715           $73,491
                                                =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
         -----------------------------------------------------------------

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

Results of Operations
---------------------

The Three and Six Months ended January 31, 1999 compared to the Three and Six Months ended January 31, 1998.
-----------------------------------------------------------------------------

Revenues for the three-month period ended January 31, 1999 increased 4% to $41.3 million compared with $39.7 million for the three month period ended January 31, 1998. Same store revenues increased less than 1% for the three-month period ended January 31, 1999, as compared to the prior year period. Sales were up from the prior year's second quarter in all revenue categories other than new equipment sales which have been negatively affected by grey market machine inventory in the Company's geographic markets, increased competitive pressures, a slowdown in the northwest economy, and some especially inclement weather in the northwest.

Revenues for the six-month period ended January 31, 1999 increased $5,028,000 or approximately 7% over the six-month period ended January 31, 1998. The increase was due primarily to the contribution of the stores acquired or opened in the last year. For the six-month period ended January 31, 1999, sales in all revenue categories were up from the same period in the prior year.

The Company's gross profit margin of 10.9% for the three-month period ended January 31, 1999 was down from the prior year comparative period margin of 12.6%. The decrease in gross profit margins was the result of a decrease in new and used equipment margins due to competitive pressures and some ongoing wholesale inventory liquidation. For the six-month period ended January 31, 1999, the Company's gross margin was 8.5% down from the 12.2% gross margin for the six-month period ended January 31, 1998 due to market pricing pressure and the used equipment reserve taken in the first fiscal quarter.

For the three-month period ended January 31, 1999, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 7.7%, down from 7.9% for the prior year's quarter. SG&A expenses for the six-month period ended January 31, 1999 were 7.7% of sales compared to 7.7% of sales for the prior year six-month period. Executive management has put in place a plan to reduce SG&A expenses as a percentage of sales for the balance of the fiscal year.

Interest expense for the three months ended January 31, 1999 of $957,000 was down slightly from the $1,076,000 in the prior year comparative period. This decrease is the result of a lower average borrowing rate on the Deutsche Financial Services facility and some one-time rebates used to offset interest expense in the period. Interest expense for the six-month period ended January 31, 1999 was $2,725,000 compared to $1,840,000 for the six-month period ended January 31, 1998, due to the increased inventory carried by the Company.

The effective tax rate for the six months ended January 31, 1999 was approximately 37.5%, which is slightly higher than the 37.0% effective tax rate for the prior year comparative period. The Company anticipates the effective tax rate to remain at or near the current level for the foreseeable future.

Due to the reasons stated above, net income for the quarter ended January 31, 1999 was $331,000 or $.10 per (basic and diluted) share compared with $615,000 or $0.17 per (basic) share ($0.16 per diluted shares) for the prior year's second quarter. For the six-month period ended January 31, 1999, the Company reported a loss of $0.29 per share (basic and diluted) compared with net income of $0.32 earnings per (basic) share ($0.30 per diluted share) for the six-month period ended January 31, 1998. The number of weighted average common shares and equivalents used for computing diluted earnings per share for the quarter and six months ended January 31, 1999 reflects the incremental number of shares calculated using the treasury stock method for 1,541,000 options and warrants whose exercise prices range from $4.375 to $10.375.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 1999, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $11,580,000.

The Company currently has a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Borrowings are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of January 31, 1999, approximately $63,702,000 was outstanding under the DFS credit facility. At January 31, 1999, the Company was in technical default of the debt leverage covenant in the Deutsche Financial Services Loan Agreement. The Company obtained a waiver for the period through March 12, 1999. There is no guarantee that Deutsche Financial Services will not call this debt at any time after March 12, 1999. The Company and DFS have reached preliminary agreement to amend this credit facility to revise several covenants, including an increase in the debt leverage covenant. Finalization of this amendment is expected during the third fiscal quarter.

During the quarter ended January 31, 1999, cash and cash equivalents decreased by $258,000. The Company had positive cash flow from operating activities through the second quarter reflecting the net loss for the year after adding back depreciation and amortization. Purchases of fixed assets during the period were related mainly to the purchase of new equipment for the rental fleet.

The Company's cash and cash equivalents of $2,297,000 as of January 31, 1999 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

Inventory; Effects of Inflation and Interest Rates; General Economic
Conditions

Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment is characterized by long order cycles, high ticket prices, and the related exposure to "flooring" interest. The Company's interest expense may increase if inventory is too high or interest rates rise. The Company manages its inventory through company-wide information and inventory sharing systems wherein all locations have access to the Company's entire inventory. In addition, the Company closely monitors inventory turnover by product categories and places equipment orders based upon targeted turn ratios.

All of the products and services provided by the Company are either capital equipment or included in capital equipment, which are used in the construction, industrial, and agricultural sectors. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the equipment sold and rented by the Company. In addition, although agricultural equipment sales are less than 5% of the Company's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect the Company's agricultural equipment related business.

The Company's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, industrial, and agricultural sectors. An erosion in North American and/or other countries' economies could adversely affect the Company's business. Market specific factors could also adversely affect one or more of the Company's target markets and/or products.


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

During the second fiscal quarter, the Company installed an upgrade to its primary enterprise software and to the base operating system. These upgrades were represented to be Year 2000 compliant by their respective suppliers. The Company expects to substantially complete testing for Year 2000 compliance on these upgrades by July 31, 1999.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the Company's software for Year 2000 modifications. The Company plans to complete its Year 2000 project by October 31, 1999. Funding for the costs of the program are anticipated to come from operating cash flows.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At January 31, 1999, the Company was in technical default of the leverage covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of January 31, 1999, the outstanding balance owed to DFS was approximately $63,702,000. The Company obtained a waiver of the default for the period through March 12, 1999. There is no guarantee that DFS will not call this debt at any time after March 12, 1999. See Item 1, "Liquidity and Capital Resources."

PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

          On January 20, 1999, the Company held its 1998 Annual meeting of Stockholders (the "Annual Meeting"). Each of the directors holding office prior to the date of the Annual Meeting, Messrs. C. Dean McLain, Robert M. Rubin, Harold Chapman, Jr., and Merrill A. McPeak, were reelected at the Annual Meeting for another term as director. The votes recorded for election of each nominee for director were the following:

     Name                       For        Against     Abstention
     ----                    ---------     -------     ----------
     C. Dean McLain          3,212,232       -0-         10,525
     Robert M. Rubin         3,212,232       -0-         10,525
     Harold Chapman, Jr.     3,212,232       -0-         10,525
     Merrill A. McPeak       3,208,132       -0-         14,625

          Votes were also cast, and proposals approved, at the Annual Meeting for (i) ratification of the reappointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the 1999 fiscal year (3,185,797 votes in favor, 35,060 votes against, and 1,900 abstentions), and (ii) changing the Company's state of incorporation from Delaware to Oregon (2,501,697 votes in favor, 27,963 votes against, 1,065 abstentions and 681,507 broker non-votes). The Board of Directors has deferred implementation of reincorporating from Delaware to Oregon.

     ITEM 5.  OTHER INFORMATION
              -----------------

          The Company has received notice from Nasdaq that the Company has failed to maintain a market value of publicly held shares greater than or equal to $5 million in accordance with Nasdaq Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for continued listing on the National Market System (NMS). The Company has requested a hearing with Nasdaq regarding this issue. The hearing is scheduled for April 8, 1999. The result of this hearing will determine whether the Company can continue its NMS listing. In the event that the Company does not meet the NMS maintenance requirement on the hearing date, the Company will request that listing of its shares be transferred to the Nasdaq SmallCap Market. There can be no assurances that Nasdaq will approve continued listing of the Company's shares on the NMS or that the listing will be transferred to the Nasdaq SmallCap Market.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

          A.   EXHIBITS.

               Exhibit 27 - Financial Data Schedule

          B.   REPORTS ON FORM 8-K.

               NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WESTERN POWER & EQUIPMENT CORP.

March 17, 1999

                                  By: MARK J. WRIGHT
                                      -------------------------------
                                      Mark J. Wright
                                      Vice President of Finance and
                                      Chief Financial Officer