Form 10-Q
period 1999-04-30
WESTERN POWER & EQUIPMENT CORP
filed 1999-06-14
CIK 939729

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 1999
                         Commission File Number 0-26230


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

         Item 1.  Financial Statements

          Consolidated Balance Sheet
            April 30, 1999 (Unaudited) and July 31, 1998................. 1

          Consolidated Statement of Operations
            Three months ended April 30, 1999 (Unaudited)
            and April 30, 1998 (Unaudited)............................... 2

          Consolidated Statement of Operations
            Nine months ended April 30, 1999 (Unaudited)
            and April 30, 1998 (Unaudited)............................... 3

          Consolidated Statement of Cash Flows
            Nine months ended April 30, 1999 (Unaudited)
            and April 30, 1998 (Unaudited)............................... 4

          Notes to Consolidated Financial Statements..................... 5 - 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Operating Results.............. 7 - 10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................... N/A

         Item 2.  Changes in Securities.................................. N/A

         Item 3.  Defaults Upon Senior Securities........................ 11

         Item 4.  Submission of Matters to a Vote of Security
                  Holders................................................ N/A

         Item 5.  Other Information...................................... 12

         Item 6.  Exhibits and Reports on Form 8-K....................... 12

ITEM 1.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                             April 30,          July 31,
                                                                                 1999              1998
                                                                          -----------       -----------
                                                                          (Unaudited)
                ASSETS
                ------
Current assets:
    Cash and cash equivalents..........................................   $     2,448       $     2,555
    Accounts receivable, less allowance for
      doubtful accounts of $958 and $670...............................        15,853            23,626
    Inventories........................................................        62,745            73,491
    Prepaid expenses...................................................           260               172
    Income taxes receivable............................................           632                -0-
    Deferred income taxes..............................................         1,298             1,298
                                                                          -----------       -----------
        Total current assets...........................................        83,236           101,142

    Property, plant and equipment, net.................................         9,911             8,614
    Rental equipment fleet, net........................................        27,772            23,080
    Leased equipment fleet, net........................................         5,322             2,760
    Intangibles and other assets, less accumulated
      amortization of $1,428 and $1,262................................         2,984             3,170
                                                                          -----------       -----------
        Total fixed assets.............................................        45,989            37,624
                                                                          -----------       -----------
        Total assets...................................................   $   129,225       $   138,766
                                                                          ===========       ===========

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------
Current liabilities:
    Borrowings under floor plan financing..............................   $    17,334       $    11,038
    Short-term borrowings..............................................        64,489            76,019
    Accounts payable...................................................        11,308            17,574
    Accrued payroll and vacation.......................................           769               858
    Other accrued liabilities..........................................         1,315             1,653
    Income taxes payable...............................................            -0-              255
    Capital lease obligation...........................................            -0-               63
    Covenant Not to Compete............................................            -0-               21
                                                                          -----------       -----------
        Total current liabilities......................................        95,215           107,481

Deferred income taxes..................................................           690               690
Capital lease obligation...............................................         4,790             2,827
Long-term borrowings...................................................            19             1,156
Deferred gain..........................................................           144                -0-
Deferred lease income..................................................         6,248             3,474
                                                                          -----------       -----------
      Total long-term liabilities......................................        11,891             8,147
                                                                          -----------       -----------
        Total liabilities..............................................       107,106           115,628
                                                                          -----------       -----------

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding......................................             -                 -
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,303,162 issued and outstanding....................              4                 4
    Additional paid-in capital.........................................        16,072            16,072
    Retained earnings..................................................         7,534             8,553
    Less common stock in treasury, at cost
      (230,300 shares).................................................        (1,491)           (1,491)
                                                                          -----------       -----------
        Total stockholders' equity.....................................        22,119            23,138
                                                                          -----------       -----------
        Total liabilities and stockholders' equity.....................   $   129,225       $   138,766
                                                                          ===========       ===========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                             Three Months Ended
                                                                                  April 30,
                                                                              1999              1998
                                                                         ---------         ---------
Net revenue............................................................  $  40,371         $  40,947

Cost of goods sold.....................................................     36,277            36,557
                                                                         ---------         ---------

Gross profit...........................................................      4,094             4,390

Selling, general and administrative expenses...........................      3,061             3,078

Other income (expense):
    Interest expense...................................................     (1,213)           (1,288)
    Other income.......................................................        113               243
                                                                         ---------         ---------

Income (loss) before taxes.............................................        (67)              267

Income tax provision (benefit).........................................         (5)              167
                                                                         ---------         ---------

Net income (loss)......................................................  $     (62)        $     100
                                                                         =========         =========

Basic earnings (loss) per common share                                   $   (0.02)        $    0.03
                                                                         =========         =========

Average outstanding common shares for
  basic earnings (loss) per share......................................      3,303             3,515
                                                                         =========         =========

Average outstanding common shares and equivalents
  for diluted earnings (loss) per share................................      3,303             3,905
                                                                         =========         =========

Diluted earnings (loss) per share......................................  $   (0.02)        $    0.03
                                                                         =========         =========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                               Nine Months Ended
                                                                                    April 30,
                                                                               1999                1998
                                                                         ----------          ----------
Net sales..............................................................  $  122,015          $  117,563

Cost of goods sold.....................................................     110,954             103,849
                                                                         ----------          ----------

Gross profit...........................................................      11,061              13,714

Selling, general and administrative expenses...........................       9,380               9,009

Other income (expense):
    Interest expense...................................................      (3,938)             (3,128)
    Other income.......................................................         659                 485
                                                                         ----------          ----------

Income (loss) before taxes.............................................      (1,598)              2,062

Income tax provision (benefit).........................................        (579)                832
                                                                         ----------          ----------

Net income (loss)......................................................  $   (1,019)         $    1,230
                                                                         ==========          ==========

Basic earnings (loss) per common share                                   $    (0.31)         $     0.35
                                                                         ==========          ==========

Average outstanding common shares for
  basic earnings (loss) per share......................................       3,303               3,527
                                                                         ==========          ==========

Average outstanding common shares and equivalents
 for diluted earnings (loss) per share.................................       3,303               3,808
                                                                         ==========          ==========

Diluted earnings (loss) per share                                        $    (0.31)         $     0.32
                                                                         ==========          ==========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                               Nine Months Ended
                                                                                    April 30,
                                                                               1999               1998
                                                                          ---------          ---------
Cash flows from operating activities:
    Net (loss) income..................................................   $  (1,019)         $   1,230
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation...................................................       7,610                885
        Amortization...................................................         185                158
        Gain on sales of fixed assets..................................        (287)                -0-
        Changes in assets and liabilities:
            Accounts receivable........................................       7,773             (6,087)
            Inventories................................................      10,746             (6,231)
            Leased equipment, net......................................      (2,562)                -0-
            Inventory floor-plan financing.............................       6,296            (45,800)
            Short-term financing.......................................     (11,530)            63,554
            Prepaid expenses...........................................         (88)               (57)
            Accounts payable...........................................      (6,266)            (7,151)
            Accrued payroll and vacation...............................         (88)               163
            Other accrued liabilities..................................        (338)              (258)
            Deferred lease income......................................       2,774                 -0-
            Income taxes receivable/payable............................        (887)             1,003
            Deferred gain..............................................         144                 -0-
                                                                          ---------          ---------
    Net cash provided by operating activities..........................      12,463              1,409
                                                                          ---------          ---------

Cash flow from investing activities:
    Purchase of fixed assets...........................................      (2,887)              (658)
    Purchase of rental equipment, net..................................     (10,694)               (71)
    Proceeds on sale of fixed assets...................................       2,212                 -0-
    Covenant not to compete............................................         (21)                -0-
                                                                          ---------          ---------
    Net cash used in investing activities                                   (11,390)              (729)
                                                                          ---------          ---------

Cash flows from financing activities:
    Principal payments on capital leases...............................         (43)               (51)
    Purchase of treasury stock.........................................          -0-               (97)
    Payments on long-term borrowings...................................      (1,137)            (1,406)
                                                                          ---------          ---------
    Net cash(used in)financing activities..............................      (1,180)            (1,554)
                                                                          ---------          ---------

Decrease in cash and cash equivalents..................................        (107)              (874)
Cash and cash equivalents at beginning of
 period................................................................       2,555              1,875
                                                                          ---------          ---------

Cash and cash equivalents at end of period.............................   $   2,448          $   1,001
                                                                          =========          =========


Supplemental schedule of noncash investing and financing activities:

A capital lease obligation of $1,942 was incurred in the third fiscal quarter when the Company entered into a 20-year lease for the Sparks, Nevada facility.


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

2.   Inventories

Inventories consist of the following:

                                                            April 30,          July 31,
                                                                1999              1998
                                                           ---------         ---------
     Equipment:
       New equipment                                       $  45,384         $  54,883
       Used equipment                                          7,972            10,073
       Parts                                                   9,389             8,535
                                                           ---------         ---------

                                                           $  62,745         $  73,491
                                                           =========         =========

3.   Fixed Assets

Fixed Assets consist of the following:

                                                            April 30,          July 31,
                                                                1999              1998
                                                           ---------         ---------
     Operating property, plant and equipment:
       Land                                                $     420         $     840
       Buildings                                               5,122             4,078
       Machinery and equipment                                 3,788             3,236
       Office furniture and fixtures                           2,286             2,263
       Computer hardware and software                          1,255             1,045
       Vehicles                                                1,751             1,291
       Leasehold improvements                                    340               202
                                                           ---------         ---------
                                                              14,962            12,955

       Less: accumulated depreciation                         (5,051)           (4,341)
                                                           ---------         ---------

     Property, plant, and equipment (net)                      9,911         $   8,614
                                                           ---------         ---------

     Rental equipment fleet (net)                             27,772            23,080
                                                           ---------         ---------

     Leased equipment fleet (net)                              5,322             2,760
                                                           ---------         ---------

4.   Fiscal 1999 Events

In February, 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company.

The sale price was $2,210 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year with increases at 5, 10, and 15 years resulting in a maximum annual rental rate of $374. The lease is a net lease with payment of insurance, property taxes and maintenance costs by the Company. The sale resulted in a gain to the Company in the amount of $287 which will be amortized over the life of the lease pursuant to generally accepted accounting principles.

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

Results of Operations
---------------------

The Three and Nine Months ended April 30, 1999 compared to the Three and Nine Months ended April 30, 1998.

Revenues for the three-month period ended April 30, 1999 decreased 1% to $40.4 million compared with $40.9 million for the three-month period ended April 30, 1998. Revenues were up from the prior year's third quarter in only parts and rentals. Equipment sales have been negatively affected by grey market machine inventory in the Company's geographic markets, increased competitive pressures, a slowdown in the northwest economy, and some especially inclement weather in the northwest.

Revenues for the nine-month period ended April 30, 1999 increased $4,452,000 or approximately 4% over the nine-month period ended January 31, 1998. The increase was due primarily to the contribution of the stores acquired or opened in the last year. For the nine-month period ended April 30, 1999, revenues were up from the same period in the prior year in rental, parts, and service.

The Company's gross profit margin of 10.1% for the three-month period ended April 30, 1999 was down from the prior year comparative period margin of 10.7%. The decrease in gross profit margins was the result of a decrease in new and used equipment margins due to competitive pressures and some ongoing wholesale inventory liquidation. For the nine-month period ended April 30, 1999, the Company's gross margin was 9.1% down from the 11.7% gross margin for the nine-month period ended April 30, 1998 due to market pricing pressure and the used equipment reserve taken in the first fiscal quarter.

For the three-month period ended April 30, 1999, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 7.6%, up slightly from 7.5% for the prior year's quarter. SG&A expenses for the nine-month period ended April 30, 1999 were 7.7% of sales compared to 7.7% of sales for the prior year nine-month period.

Interest expense for the three months ended April 30, 1999 of $1,213,000 was down slightly from the $1,288,000 in the prior year comparative period. This decrease is the result of a lower average borrowing rate on the Deutsche Financial Services facility. Interest expense for the nine-month period ended

April 30, 1999 was $3,938,000 compared to $3,128,000 for the nine-month period ended April 30, 1998, due, in part, to increased interest-bearing inventory carried by the Company.

The effective tax rate for the nine months ended April 30, 1999 was approximately 36.3%, which is slightly lower than the 40.4% effective tax rate for the prior year comparative period. The Company anticipates the effective tax rate to remain at or near the current level for the foreseeable future.

Due to the reasons stated above, the Company had a net loss for the quarter ended April 30, 1999 of $62,000 or $.02 per (basic and diluted) share compared with net income of $100,000 or $0.03 per (basic and diluted) for the prior year's third quarter. For the nine-month period ended April 30, 1999, the Company reported a loss of $1,019,000($0.31 per basic and diluted share) due, in part, to the first fiscal quarter used equipment reserve previously mentioned. This compares to net income of $1,230,000 ($0.35 per basic share and $0.32 per diluted share) for the nine-month period ended April 30, 1998. The number of weighted average common shares and equivalents used for computing diluted earnings per share for the quarter and nine months ended January 31, 1999 reflects the incremental number of shares calculated using the treasury stock method for 1,541,000 options and warrants whose exercise prices range from $4.375 to $10.375.

Liquidity and Capital Resources
-------------------------------

The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories, store openings, and acquisitions of additional stores. The Company's primary source of internal liquidity has been its profitable operations. The Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells and Deutsche Financial Services ("DFS") credit facility and, with respect to acquisitions, secured loans from Case.

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 1999, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $17,334,000.

The Company currently has a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Borrowings are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 1999, approximately $64,489,000 was outstanding under the DFS credit facility. At April 30, 1999, the Company was in technical default of the debt leverage covenant in the Deutsche Financial Services Loan Agreement. The Company obtained a waiver for the period through June 11, 1999. There is no guarantee that Deutsche Financial Services will not call this debt at any time after June 11, 1999. The Company and DFS have reached preliminary agreement to amend this credit facility to revise several covenants, including an increase in the debt leverage covenant. Finalization of this amendment, which was expected to occur during the third fiscal quarter, is now expected to occur during the fourth fiscal quarter.

During the quarter ended April 30, 1999, cash and cash equivalents decreased by $107,000. The Company had positive cash flow from operating activities through the third quarter reflecting the net loss for the year after adding back depreciation and amortization. Purchases of fixed assets during the period were related mainly to the purchase of new equipment for the rental fleet.

The Company's cash and cash equivalents of $2,448,000 as of April 30, 1999 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

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

During the third fiscal quarter, the Company began testing a previously installed upgrade to its primary enterprise software and to the base operating system. These upgrades were represented to be Year 2000 compliant by their respective suppliers. Based upon the testing completed to date, the Company has no reason to believe that the upgrades are not Year 2000 compliant. The Company expects to substantially complete testing for Year 2000 compliance on these upgrades by July 31, 1999.

The Company has begun to implement its plan to contact all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantees that the systems of third parties on which the Company's systems rely or which influence the business of the Company's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with the Company's systems. The Company has not yet determined the projected costs of the Company's Year 2000 project and cannot yet determine whether the Company has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

The Company will utilize both internal and external resources to reprogram, or replace, and test the Company's software for Year 2000 modifications. The Company plans to complete its Year 2000 project by October 31, 1999. Funding for the costs of the program to date have come and in the future are anticipated to come from operating cash flows.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At April 30, 1999, the Company was in technical default of the leverage covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of April 30, 1999, the outstanding balance owed to DFS was approximately $64,489,000. The Company obtained a waiver of the default for the period through June 11, 1999. There is no guarantee that DFS will not call this debt at any time after June 11, 1999. See Item 1, "Liquidity and Capital Resources."

PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


     ITEM 5. OTHER INFORMATION

     The Company has received notice from Nasdaq that the Company's common stock would be transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market effective May 20, 1999 due to the failure to maintain a market value of publicly held shares greater than or equal to $5 million in accordance with Nasdaq Marketplace Rule 4450(a)(2) under Maintenance Standard 1 for continued listing on the National Market System (NMS). The SmallCap Market listing is temporary pending the Company's submission of the appropriate application and fees to Nasdaq. The Company has submitted the requested application and resultant fees. However, there can be no assurances that Nasdaq will approve continued listing of the Company's shares on the SmallCap Market.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS.

               Exhibit 10.1    Real property Lease - Sparks, Nevada

               Exhibit 27      Financial Data Schedule

          B.   REPORTS ON FORM 8-K.

               NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

June 14, 1999

                        By: /s/ MARK J. WRIGHT
                            ---------------------------------
                                Mark J. Wright
                                Vice President of Finance and
                                Chief Financial Officer