Form 10-K405
period 1999-07-31
WESTERN POWER & EQUIPMENT CORP
filed 1999-10-29
CIK 939729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                          ----------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999           Commission File Number 0-26230

                         WESTERN POWER & EQUIPMENT CORP.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   91-1688446
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

 4601 NE 77TH AVE, SUITE 200, VANCOUVER, WA                  98662
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (360) 253-2346

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of October 16, 1999: (a) 3,303,162 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,303,162 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $2,158,036 based on the closing sale price of $1.656 per share on October 15, 1999.

     Portions of the Registrant's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.

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

     The Company operates out of facilities located in the states of Washington, Oregon, Nevada, California, and Alaska. The equipment distributed by the Company is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

     The Company's strategy focuses on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. See "Business Strategy."

History and Acquisitions

     The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 60.6 percent of the outstanding shares of the Company as of July 31, 1999.

     In September 1994 and February 1996, in two different transactions, the Company acquired from Case four retail construction equipment stores located in California and Nevada. In addition, in June 1996 and January 1997, the Company made two additional acquisitions of distributorships of predominantly non-competing lines of equipment, with locations in California, Oregon, Washington, and Alaska. From fiscal 1993 through fiscal 1997, the Company also opened nine new stores in the states served by the acquired stores, ending fiscal year 1997 with 23 stores.

     In fiscal 1998, the Company acquired four additional facilities through acquisition, located in California and Alaska. The pre-existing Alaska facility was discontinued as it was combined with the acquired Alaska facility. In addition, in fiscal 1998 the Company opened one new store in Washington. On December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California.

     On April 30, 1998, the Company acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska.

     In fiscal 1999, the Company closed three of its smaller facilities and began servicing the territories served by these small stores by larger facilities in the region. The Company ended fiscal 1999 with 24 stores. The company has consolidated an additional four facilities in the first quarter of fiscal 2000 into larger stores in each region. The closures are intended to increase efficiencies and reduce costs.

Business Strategy

     The Company's business strategy has focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in fiscal 1999 due to market conditions.

     When market conditions improve and opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case.

     In addition to acquisitions, the Company plans to open new retail outlets. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

     The third prong of the Company's business strategy is to expand sales at its existing locations in three ways. First, the Company will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. The Company has already added products to its inventories produced by such quality manufacturers as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo, and Stewart & Stevenson. Second, the Company will seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This increase will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, the Company plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing share of the Company's revenues.

Products

Case Construction Equipment.
----------------------------

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

     The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for the Company's agreement to act as dealer, Case supplies to the Company items of Equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Company's sales of Case products, and access to Case floor plan financing for Equipment purchases. Such floor planning arrangement currently provides the Company with interest free credit terms on new equipment purchases ranging from one to six months, depending upon the type of equipment floored, after which interest commences to accrue monthly at an annual rate equal to 2% over the prime rate of interest. The invoice price of each item of Equipment is payable at the earlier of the time of its sale by the Company or six months after the date of shipment to the Company by Case.

Other Products.
---------------

     Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 42% of the Company's net sales for fiscal year 1999 resulted from sales, rental, and servicing of products manufactured by companies other than Case, compared to 35% for fiscal year 1998 as the Company continued its planned growth in product lines other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

     The Company's distribution business is divided into three general categories of activity: (i) Equipment sales, (ii) Equipment rentals, and (iii) Product Support.

Equipment Sales.
----------------

     At each of its distribution outlets, the Company maintains a fleet of various new and used Equipment for sale. The Equipment purchased for each outlet is selected by the Company's marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends. Subject to applicable limitations in the Company's manufacturers' dealer contracts, each distribution outlet has access to the Company's full inventory of Equipment.

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

Equipment Rental.
-----------------

     The Company maintains a separate fleet of Equipment that it holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store rents a wide range of products including Equipment from Case and other manufacturers with whom the Company has dealer agreements as well as Equipment from companies with which the Company has had no prior relationship.

Product Support.
----------------

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

     The Company purchases parts, principally from Case, for use in its Equipment service business, as well as for sale to other customers who are independent servicers of Case Equipment. Generally, parts purchases are made on standard net 30-day terms. The Company employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet. The majority of such orders are placed in person by walk-in customers. The Company provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

Sales and Marketing

     The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of its total sales in the fiscal year ended July 31, 1999.

     For fiscal years 1999, 1998, and 1997, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                                           FY 1999     FY 1998     FY 1997
                                           -------------------------------
          Equipment Sales                      60%         69%         69%
          Equipment Rental                     16%          8%          9%
          Product Support                      24%         23%         22%
                                           -------------------------------
                                              100%        100%        100%
                                           ===============================

     The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 1999 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area. The Company employed approximately 70 Equipment salespersons on July 31, 1999.

     On July 31, 1999, the Company employed 7 product support salespersons who sell the Company's parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

Suppliers

     The Company purchases the majority of its inventory of equipment and parts from Case. No other supplier accounted for more than 10% of such inventory purchases during fiscal 1999. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

     Case's two major competitors in the manufacture of full lines of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with Case Equipment and other Equipment distributed by the Company. These competitors and their product specialties include, but are not limited to, JCB Corporation--backhoes, Kobelco Corporation -- excavators, Dresser Industries -- light and medium duty dozers, Komatsu Corporation --wheel loaders and crawler dozers, and Bobcat, Inc. -- skid steer loaders.

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

Employees

     At July 31, 1999, the Company employed 420 full-time employees. Of that number, 29 are in corporate administration, 27 are involved in administration at the branch locations, 111 are employed in Equipment sales and rental, and 253 are employed in product support. At July 31, 1999, approximately 19 of the Company's service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2001. As of May 1999, approximately 19 service technicians employed at the Auburn, Washington operation had voted to be represented in collective bargaining by Operating Engineers Local Union Nos. 302 and 612 of the International Union of Operating Engineers, AFL-CIO. The Company and the local unions' representatives are currently in contract negotiations as to a contract for these employees. The Company believes that its relations with its employees are generally satisfactory.

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

Forward-Looking Statements

     Information included above relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's entry into new markets; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and implementation and completion of the Company's year 2000 compliance program. Any forward-looking statements should be considered in light of these factors.

ITEM 2.       PROPERTIES

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 1999. The Stores located in Salinas, California; Bend, Oregon; Portland, Oregon (Whitaker location); and Moxee, Washington were closed in the first quarter of fiscal 2000.

                                                      Expiration      Annual            Size/Square         Purchase
Location and Use                  Lessor              Date            Rental            Feet                Options
-----------------                 ------              ----------      ------            -----------         --------
1745 N.E. Columbia Blvd.          Carlton O.          12/31/2000      $ 83,649/1        Approx. 4 acres;       No
Portland, Oregon 97211            Fisher, CNJ                         plus CPI          building 17,622
                                  Enterprises                         adjustments       sq. ft.

1665 Silverton Road, N.E.         LaNoel Elston       7/10/2001       $ 33,600/1        Approx. 1 acre;        No
Salem, Oregon 97303               Myers Living                                          buildings 14,860
                                  Trust                                                 sq. ft.

1702 North 28th Street            McKay               6/14/2001       $ 69,000/1        Approx. 5 acres;       No
Springfield, Oregon 97477         Investment                                            building 17,024
                                  Company                                               sq. ft.

West 7916 Sunset Hwy.             U.S. Bank           9/30/2003       $ 69,600/1        Approx. 5 acres;       No
Spokane, Washington 99204                                                               building 19,200
                                                                                        sq. ft.

12406 Mukilteo Speedway           Phil & Jana         10/31/2008      $114,000/1        Approx. 2.1            No
Mukilteo, Washington 98275        Pickering                                             acres; building
                                                                                        13,600 sq. ft.

1901 Frontier Loop                The Landon          4/30/2002       $ 40,500/1        Approx. 7 acres;       No
Pasco, Washington 99301           Group                                                 building 14,200
                                                                                        sq. ft.

13184 Wheeler Road, NE            Maiers              Month to        $ 38,400/1        Approx. 10 acres;      No
Building 4                        Industrial          Month                             building 13,680
Moses Lake, Washington 98837      Park                                                  sq. ft.

63291 Nels Anderson Road          B&K Management      10/31/99        $ 31,800/1        Approx. 1.9            No
Bend, Oregon 97701                Corp.                                                 acres; building
                                                                                        3,600 sq. ft.

4601 N.E. 77th Avenue             Parkway Limited     1/31/2001       $157,200          Building 8,627         No
Suite 200                         Partnership                                           sq. ft.
Vancouver, Washington 98662
(Executive Offices)

2702 W. Valley Hwy No.            Avalon Island       11/30/2015      $204,000/1        Approx. 8 acres;       No
Auburn, Washington 98001          LLC                                                   building 33,000
                                                                                        sq. ft.

500 Prospect Lane                 Frederick           9/15/2002       $ 26,496/1        Approx. 1.5            Yes
Moxee, Washington 98936           Peterson                                              acres; building
                                                                                        4,320 sq. ft.

1455 Glendale Ave.                McLain-Rubin        1/31/2019       $252,000/2        Approx. 5 acres;       No
Sparks, Nevada 89431              Realty Company,                                       building 22,475
                                  LLC                                                   sq. ft.

                                                      Expiration      Annual            Size/Square         Purchase
Location and Use                  Lessor              Date            Rental            Feet                Options
-----------------                 ------              ----------      ------            -----------         --------
25886 Clawiter Road               Fred Kewel II,      11/30/99        $110,088/1        Approx. 2.8            No
Hayward, California 94545         Agency                                                acres; building
                                                                                        21,580 sq. ft.

3540 D Regional Parkway           Soiland             Month-to-       $ 43,284/1 plus   Approx. 1.25           No
Santa Rosa, California  95403                         Month           annual CPI        acres; building
                                                                      adjustments       5,140 sq. ft.

1751 Bell Avenue                  McLain-Rubin        2/2/2016        $168,000/2        Approx. 8 acres;       No
Sacramento, California 95838      Realty Group                                          building 35,940
                                                                                        sq. ft.

1041 S. Pershing Avenue           Raymond             3/14/2001       $ 44,4001 plus    Approx. 2 acres;       No
Stockton, California 95206        Investment Corp.                    annual CPI        building 8,000
                                                                      adjustments       sq. ft.

8271 Commonwealth Avenue          M.E. Robinson       3/31/2001       $ 81,600/1        Approx. 1 acre;        Yes
Buena Park, California  90621                                                           building 11,590
                                                                                        sq. ft.

672 Brunken Avenue                R. Jay De Serpa,    7/31/2001       $ 31,644/1        Approx. .8 acre;       No
Salinas, California  93301        Ltd.                                                  building 4,000
                                                                                        sq. ft.

13691 Whitaker Way                D&J Enterprises     5/1/2001        $ 77,700          Approx. 2 acres;       No
Portland, Oregon 97230                                                                  building 11,760
                                                                                        sq. ft.

2535 Ellis Street                 Hart Enterprises    2/15/2002       $ 33,600          Approx. 2 acres;       Yes
Redding, Oregon 96001                                                                   building 6,200
                                                                                        sq. ft.

913 S. Central                    McLain-Rubin        5/31/2017       $205,2002 plus    Approx. 4.4            No
Kent, Washington 98032            Realty II                           CPI adjustments   acres; building
(Rental only facility)                                                                  21,400 sq. ft.

723 15th Street                   Mark Flerchinger    11/02/2002      $ 18,600          Approx. 1.2            Yes
Clarkston, Washington 99403                                                             acres; building
                                                                                        3,750 sq. ft.

3199 E. Onstott Road              McLain-Rubin        12/31/2017      $ 54,000/2        Approx. 13 acres;      No
Yuba, City, California 95991      Realty III                                            building 23, 900
                                                                                        sq. ft.

2020 E. Third Avenue              Owned               N/A             N/A               Approx. 4 acres;       N/A
Anchorage, Alaska 99501                                                                 building 15,650
                                                                                        sq. ft.

2275 Brandy Lane                  Excaliber Drill     2/29/2000       $ 30,000          Approx. 0.5 acre;      No
Juneau, Alaska 99801                                                                    building 1,500
                                                                                        sq, ft.

3510 International Way            C & N Partners      12/15/99        $ 46,978          Approx. 2 acres;       No
Fairbanks, Alaska 99701                                                                 building 4,500
                                                                                        sq. ft.

--------------

     1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.

     2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.

     The Company's operating facilities at July 31, 1999 were separated into nine "hub" outlets, fourteen "sub-stores" and one rental only store in Kent, Washington. The hub stores are the main distribution centers located in Auburn, Pasco, and Spokane, Washington; Portland and Springfield, Oregon; Sparks, Nevada; Hayward and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Mukilteo, Moses Lake, Clarkston, and Yakima, Washington; Portland, Salem, and Bend, Oregon; Santa Rosa, Stockton, Buena Park, Redding, Yuba City, and Salinas, California; and Fairbanks, Alaska.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT (1)

     Name              Officer Since    Age    Position Held With the Registrant
     ----              -------------    ---    ---------------------------------
     C. Dean McLain    1993             46     Chairman, President, and
                                               Chief Executive Officer (2)

     Mark J. Wright    1997             43     Vice President of Finance, Chief
                                               Financial Officer, Treasurer, and
                                               Secretary

     (1) The officers serve for a term of one year and until their successors are elected.

     (2)  Elected Chairman in 1998, Chief Executive Officer and President in
          1993.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The Company's stock is traded on the NASDAQ National Market System (until May 20, 1999) and the NASDAQ SmallCap Market (since May 20, 1999) under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 1998 and July 31, 1999 were as follows:

                                                                     High           Low
     Fiscal 1998
     -----------
     1st Quarter - August 1, 1997 through October 31, 1997           $6.375        $4.500

     2nd Quarter - November 1, 1997 through January 31, 1998         $6.625        $4.563

     3rd Quarter - February 1, 1998 through April 30, 1998           $7.313        $5.375

     4th Quarter - May 1, 1998 through July 31, 1998                 $6.625        $5.000

     Fiscal 1999
     -----------
     1st Quarter - August 1, 1998 through October 31, 1998           $6.125        $4.000

     2nd Quarter - November 1, 1998 through January 31, 1999         $4.625        $2.875

     3rd Quarter - February 1, 1999 through April 30, 1999           $3.500        $2.000

     4th Quarter - May 1, 1999 through July 31, 1999                 $3.375        $2.375

     The number of shareholders of record of the Company's Common Stock on October 15, 1999 was 38, and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 370 holders.

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

ITEM 6.       SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the audited financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(Amounts in thousands, except per share data)

                                                                  Fiscal Year Ended July 31,
                                                 1999          1998          1997          1996          1995
-------------------------------------------------------------------------------------------------------------
Net sales                                   $ 163,650     $ 163,478     $ 148,130     $ 106,555     $  86,172
Gross profit                                $  14,594     $  19,176     $  15,870     $  12,649     $  10,028
    (% of sales)                                  8.9          11.7          10.7          11.9          11.6
Selling, general and administrative         $  12,586     $  12,092     $  11,194     $   7,827     $   6,078
    (% of sales)                                  7.7           7.4           7.6           7.3           7.1
Income (loss) before income taxes              (2,916)    $   3,193     $   1,664     $   3,363     $   2,602
    (% of sales)                                 (1.8)          2.0           1.1           3.2           3.0
Tax rate (%)                                       38            42            42            38            38
Net income (loss)                           $  (1,815)    $   1,839     $     971     $   2,079     $   1,613
Net income (loss) per common share          $   (0.55)    $    0.53     $    0.27     $   0 .59     $   0 .74
Shares used in basic earnings
    per share calculations                      3,303         3,473         3,533         3,533         2,192

Net income (loss) per
    diluted common share                    $   (0.55)    $    0.49     $    0.27     $    0.58      $   0.74
Shares used in diluted earnings
    per share calculations                      3,303         3,772         3,609         3,579         2,192


Working capital (deficit)                   $ (16,117)    $  (6,339)    $  (2,569)    $  15,326      $ 10,883
Long-term debt (including capital leases
   and deferred lease income)               $  11,124     $   7,457     $   3,767     $   2,924      $     47
Stockholders' equity                        $  21,322     $  23,138     $  22,765     $  21,794      $ 19,715
Total assets                                $ 136,594     $ 138,766     $ 107,423     $  85,290      $ 67,192

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

General

     The Company's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases. The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In fiscal 1999, the Company closed its Milton-Freewater, Oregon store, its Elko, Nevada store, and its Juneau, Alaska store. At the end of fiscal 1999, the Company had 24 stores in operation.

     Store activity for the last three years is summarized as follows:

         Fiscal    No. of Stores at   No. of Stores   No. of Stores   No. of Stores   No. of Stores at
           Year   Beginning of Year          Opened          Closed        Acquired        End of Year
         ------   -----------------   -------------   -------------   -------------   ----------------
           1997          18                 2               0               3                23
           1998          23                 1               1               4                27
           1999          27                 0               3               0                24

     Subsequent to the end of fiscal 1999, the Company has consolidated four additional stores into larger neighboring stores. The four stores consolidated are Salinas, California; Bend, Oregon; Portland, Oregon; and Moxee, Washington. The Company plans to open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies as circumstances permit. The Company's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions as well as the costs of closing existing stores.

Results of Operations

Fiscal Year 1999, as Compared with Fiscal Year 1998

     The Company reported net revenue for fiscal 1999 of $163,650,000 compared with net revenue of $163,478,000 for fiscal 1998. Stores opened longer than 12 months showed an overall revenue decrease of 2.8 percent from prior year revenue reflecting a general softening in economic conditions in the northwest, increased competitive pressures, and some weather related business interruptions. The Company consolidated three of its facilities during fiscal 1999 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

     The Company had a net loss for fiscal 1999 of $1,815,000 or $0.55 per share compared with net income of $1,839,000 or $0.53 per share in fiscal 1998 ($0.49 per share on a diluted basis). In fiscal 1999, the Company recognized a first quarter pre-tax non-recurring charge of approximately $1,100,000 to provide allowances to recognize decreasing market prices on used equipment.

     Gross margin was 8.9 percent during fiscal 1999 which is lower than the
11.7 percent gross margin during fiscal 1998. Margins decreased in fiscal 1999 due mainly to continued competitive pressures and the first quarter equipment reserve. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

     Selling, general, and administrative expenses were $12,586,000 or 7.7 percent of revenues for fiscal 1999 compared to $12,092,000 or 7.4 percent of sales for fiscal 1998. The increase in selling, general, and administrative expenses as a percent of revenues resulted in part from lower than expected revenue levels and full year expenses for stores opened or acquired in fiscal 1998.

     Interest expense for fiscal 1999 was $5,454,000, up from $4,687,000 in fiscal 1998 due in part to an increase in rental equipment levels. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms lowering from 3% to 2% the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was able to take advantage of the cash discounts on a majority of its Case purchases in fiscal 1998. In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services ("DFS"). The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense. See Liquidity and Capital Resources below for a description of the status of the DFS facility.

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

     Gross margin was 11.7 percent during fiscal 1998 which is higher than the
10.7 percent gross margin during fiscal 1997. Margins increased in fiscal 1998 on new unit sales, rental, and service business. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new equipment.

     Selling, general, and administrative expenses were $12,092,000 or 7.4 percent of revenues for fiscal 1998 compared to $11,194,000 or 7.6 percent of sales for fiscal 1997. The decrease in selling, general, and administrative expenses as a percent of revenues resulted in part from management's cost control and efficiency improvement efforts as well as a generally higher level of revenues.

     Interest expense for fiscal 1998 was $4,687,000, up from $3,518,000 in fiscal 1997 due in part to an increase in inventory levels, particularly inventory dedicated to rentals. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms lowering from 3% to 2% the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was able to take advantage of the cash discounts on a majority of its Case purchases in fiscal 1998. In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through DFS. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleets, store openings, and acquisitions of additional stores. The Company's primary source of internal liquidity has been its profitable operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, and DFS and, with respect to acquisitions, secured loans from Case.

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 1999, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $17,128,000.

     In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of July 31, 1999, approximately $70,863,000 was outstanding under the DFS credit facility. At July 31, 1999, the Company was in technical default of the leverage covenant and the minimum tangible net worth covenant in the DFS Loan Agreement. The Company has requested but has not obtained a waiver letter for the period July 31, 1999 or thereafter. Although DFS has not called the debt due to such defaults, there is no guarantee that DFS will not call this debt at any time after July 31, 1999. The Company and DFS have reached preliminary agreement on amending this credit facility to revise certain leverage covenants and provide financial penalties for violation of such covenants. Finalization of this amendment is expected by November 30, 1999. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto.

     During the year ended July 31, 1999, cash and cash equivalents increased by $74,000. The Company had positive cash flow from operating activities during the year of $15,055,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and the purchase of the Anchorage facility.

     The Company's cash and cash equivalents of $2,629,000 as of July 31, 1999 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

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

     All of the products and services provided by the Company are either capital equipment or included in capital equipment, which are used in the construction, agricultural, and industrial sectors. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by the Company. In addition, although agricultural equipment sales are less than 2% of the Company's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect the Company's agricultural equipment related business.

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

     The company is completing upgrades of its enterprise application to include Y2K fixes uncovered during the company's internal testing of the vendor's software. The Company presently believes that with this upgrade to the existing software, the Year 2000 issue can be mitigated. However, if the upgrade is not timely completed, or does not work as anticipated, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has initiated its plan to contact all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received a favorable response from about half of the suppliers contacted to date. There can be no guarantees that the systems of third parties on which the Company's systems rely or which influence the business of the Company's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with the Company's systems. The Company has not yet determined the projected costs of the Company's Year 2000 project and cannot yet determine whether the Company has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the Company's software for Year 2000 modifications. The Company plans to complete its Year 2000 project on or before December 31, 1999. Funding for the costs of the program are anticipated to come from operating cash flows.

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

Forward Looking Statement

     Information included within this section relating to growth projections and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's entry into new markets; the success of the Company's expansion of its equipment rental business; rental industry conditions, and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and implementation and completion of the Company's year 2000 compliance program. Any forward-looking statements should be considered in light of these factors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and financial schedule are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for
       the years ended July 31, 1999, 1998, and 1997                       F-1
     Consolidated Balance Sheets as of
       July 31, 1999 and 1998                                              F-2
     Consolidated Statements of Stockholders'
       Equity for the years ended July 31, 1999, 1998,
       and 1997                                                            F-3
     Consolidated Statements of Cash Flows for
       the years ended July 31, 1999, 1998, and 1997                       F-4
     Notes to Consolidated Financial Statements                            F-5
     Report of Independent Accountants                                     F-16

Financial Statement Schedule:

     Report of Independent Accountants - Financial Statement Schedule      F-17
     Schedule II - Valuation and Qualifying Accounts                       F-18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. The information required by this Item with respect to the Company's Executive Officers follows Part I, Item 4A of this document.

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

                                      III-1

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements.

          Consolidated Statements of Operations for
            the years ended July 31, 1999, 1998, and 1997                 F-1
          Consolidated Balance Sheets as of
            July 31, 1999 and 1998                                        F-2
          Consolidated Statements of Stockholders'
            Equity for the years ended July 31, 1999, 1998,
            and 1997                                                      F-3
          Consolidated Statements of Cash Flows for
            the years ended July 31, 1999, 1998, and 1997                 F-4
          Notes to Consolidated Financial Statements                      F-5
          Report of Independent Accountants                               F-16

     2.   Financial Statement Schedule.

          Report of Independent Accountants - Financial
            Statement Schedule                                            F-17
          Schedule II - Valuation and Qualifying Accounts                 F-18

     3.   Exhibits.

          Exhibit
          Number     Description
          -------    -----------

          3.1        Certificate of Incorporation of Registrant. (2)

          3.2        By-laws of Registrant. (2)

          10.1       1995 Employee Stock Option Plan. (3)

          10.2 Second Amended and Restated Stock Option Plan for Non-Employee Directors. (3)

          10.3       Case New Dealer Agreement Package. (1)

          10.4       Lease Agreement--Hayward, California. (2)

          10.5       Lease Agreement--Auburn, Washington. (7)

          10.6       Lease Agreement--Sacramento, California. (4)

          10.7 Loan Agreement, dated January 17, 1997, between Registrant and Case Credit Corp. including related promissory notes.
                     (5)

          10.8 Security Agreement, dated January 17, 1997, made by Registrant in favor of Case Credit Corporation to secure payment for and collateralized by all assets acquired by Registrant from Sahlberg Equipment, Inc. (5)

          10.9 Loan and Security Agreement dated as of June 5, 1997 between Registrant and Deutsche Financial Services Corporation. (6)

          10.10 Commercial Lease dated June 1, 1997 between McLain-Rubin Realty Company II, LLC and Registrant for Kent, Washington facility. (9)

          Exhibit
          Number     Description
          -------    -----------

          10.11 Asset Purchase Agreement, dated December 11, 1997, between Case Corporation and Registrant and McLain-Rubin Realty Company III, LLC. (9)

          10.12 Commercial Lease dated December 11, 1997 between McLain-Rubin Realty Company III, LLC and Registrant for Yuba City, California facility. (9)

          10.13 Employment Agreement, by and between Registrant and C. Dean McLain, dated January 1, 1998. (9)

          10.14 Asset Purchase Agreement, dated April 30, 1998, between Yukon Equipment, Inc. and Registrant. (8)

          10.15 Employment Agreement dated May 1, 1998 between Maurice Hollowell and Registrant. (8)

          10.16      Consulting Agreement, by and between Registrant and Robert
                     M. Rubin. (9)

          10.17 Commercial Lease, dated as of February 17,1999 between McLain-Rubin Realty Company, LLC and Registrant for the Sparks, Nevada facility. (10)

          21.        Subsidiaries of the Company.

          23.        Consent of Independent Public Accountants.

          27.        Financial Data Schedule.

     (1) Filed as an Exhibit to the AUGI Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

     (2) Filed as an Exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, filed on May 16, 1995 and incorporated herein by reference thereto. (Registration No. 33-89762).

     (3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-8, filed on September 18, 1998 and incorporated herein by reference thereto. (Registration No. 33-63775).

     (4) Filed as an Exhibit to the Current Report on Form 8-K of Registrant, as filed on March 6, 1996 and incorporated herein by reference thereto.

     (5) Filed as an Exhibit to the Current Report on Form 8-K of Registrant, as filed on February 3, 1997 and incorporated herein by reference thereto.

     (6) Filed as an Exhibit to the Quarterly Report on Form 10-Q of the Registrant, as filed on June 11, 1997 and incorporated herein by reference thereto.

     (7) Filed as an Exhibit to the Annual Report on Form 10-K of the Registrant, as filed on October 28, 1996 and incorporated herein by reference thereto.

     (8) Filed as an Exhibit to the Current Report on Form 8-K of the Registrant, as filed on May 11, 1998 and incorporated herein by reference thereto.

     (9) Filed as an Exhibit to the Annual Report on Form 10-K of the Registrant, as filed on October 29, 1998 and incorporated herein by reference thereto.

     (10) Filed as an Exhibit to the Quarterly Report on Form 10-Q of the Registrant, as filed on June 14, 1999 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     none

(c)  Exhibits

     See (a)(3) above.

(d)  Additional Financial Statement Schedules

     See (a)(2) above.

                        WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                    Year Ended July 31,
                                                           -------------------------------------
                                                                1999          1998          1997
                                                           ---------     ---------     ---------
Net revenue                                                $ 163,650     $ 163,478     $ 148,130

Cost of goods sold                                           149,056       144,302       132,260
                                                           ---------     ---------     ---------

Gross profit                                                  14,594        19,176        15,870

Selling, general and administrative expenses                  12,586        12,092        11,194
                                                           ---------     ---------     ---------
                                                               2,008         7,084         4,676

Other income (expense):
    Interest expense                                          (5,454)       (4,687)       (3,518)
    Other income                                                 530           796           506
                                                           ---------     ---------     ---------

Income before income taxes                                    (2,916)        3,193         1,664

Provision (benefit) for income taxes                          (1,101)        1,354           693
                                                           ---------     ---------     ---------

Net income (loss)                                          $  (1,815)    $   1,839     $     971
                                                           =========     =========     =========

Basic Earnings (loss) per common share                     $   (0.55)    $    0.53     $    0.27
                                                           =========     =========     =========

Average Outstanding Common Shares
     for Basic EPS                                             3,303         3,473         3,533
                                                           =========     =========     =========


Diluted Earnings (loss) per common share                   $   (0.55)    $    0.49     $    0.27
                                                           =========     =========     =========

Average Outstanding Common Shares
     And Equivalents for Diluted  EPS                          3,303         3,772         3,609
                                                           =========     =========     =========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 July 31,      July 31,
                                                                                    1999          1998
                                                                               ---------     ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $   2,629     $   2,555
    Accounts receivable, less allowance for
      doubtful accounts of $724 and $670                                          15,500        23,626
    Inventories                                                                   67,068        73,491
    Prepaid expenses                                                                 233           172
    Income taxes receivable                                                          354             -
    Deferred income taxes                                                          1,410         1,298
                                                                               ---------     ---------
        Total current assets                                                      87,194       101,142

Fixed assets:
    Property, plant and equipment, net                                             9,818         8,614
    Rental equipment fleet, net                                                   31,366        23,080
    Lease equipment fleet, net                                                     5,264         2,760
                                                                               ---------     ---------
       Total fixed assets                                                         46,448        34,454

Intangibles and other assets, net of accumulated
         amortization of $570 and $1,262                                           2,952         3,170
                                                                               ---------     ---------
        Total assets                                                           $ 136,594     $ 138,766
                                                                               =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
    Borrowings under floor plan financing                                      $  17,128     $  11,038
    Short-term borrowings                                                         70,883        76,019
    Accounts payable                                                              12,702        17,574
    Accrued payroll and vacation                                                     825           858
    Other accrued liabilities                                                      1,756         1,653
    Income taxes payable                                                               -           255
    Covenant not to compete                                                            -            21
    Capital lease obligations                                                         17            63
                                                                               ---------     ---------
        Total current liabilities                                                103,311       107,481

Deferred income taxes                                                                837           690
Capital lease obligations                                                          4,755         2,827
Long-term borrowings                                                                  48         1,156
Deferred gain                                                                        140             -
Deferred lease income                                                              6,181         3,474
                                                                               ---------     ---------
        Total liabilities                                                        115,272       115,628
                                                                               ---------     ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized; none outstanding                     -             -
    Common stock, $.001 par value - Authorized, 20,000,000 shares
        Outstanding, 3,303,162 shares                                                  4             4
    Additional paid-in capital                                                    16,072        16,072
    Retained earnings                                                              6,737         8,553
    Less common stock in treasury, at cost
       (230,300 shares)                                                           (1,491)       (1,491)
                                                                               ---------     ---------
        Total stockholders' equity                                                21,322        23,138
                                                                               ---------     ---------
        Total liabilities and stockholders' equity                             $ 136,594     $ 138,766
                                                                               =========     =========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                      Common Stock
                                -------------------------      Additional                                              Total
                                   Number                         Paid-in        Retained         Treasury     Stockholders'
                                of Shares          Amount         Capital        Earnings            Stock            Equity
                                ---------     -----------     -----------     -----------     -----------     --------------
Balance at
    July 31, 1996               3,533,462               4          16,047           5,743               -             21,794

Net income                              -               -               -             971               -                971
                                ---------     -----------     -----------     -----------     -----------     --------------

Balance at
    July 31, 1997               3,533,462               4          16,047           6,714               -             22,765

Repurchase of shares             (280,300)              -               -               -          (1,816)            (1,816)

Issuance of shares -
      Yukon acquisition            50,000                              25               -             325                350

Net income                              -               -               -           1,839               -              1,839
                                ---------     -----------     -----------     -----------     -----------     --------------

Balance at
    July 31, 1998               3,303,162               4          16,072           8,553          (1,491)            23,138

Net loss                                                                           (1,815)                            (1,815)
                                ---------     -----------     -----------     -----------     -----------     --------------

Balance at
    July 31, 1999               3,303,162     $         4     $    16,072     $     6,737     $    (1,491)    $       21,322
                                =========     ===========     ===========     ===========     ===========     ==============

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Year Ended July 31,
                                                                      -------------------------------------
                                                                           1999          1998          1997
                                                                      ---------     ---------     ---------
 Cash flows from operating activities:
    Net income (loss)                                                 $  (1,815)    $   1,839     $     971
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
             Depreciation                                                11,554         3,645         1,105
             Gain on disposal of fixed assets                               (45)            -           (18)
             Amortization                                                   225           210           159
             Changes in assets and liabilities
            (excluding effects of acquisitions):
               Accounts receivable                                        8,126       (13,298)       (3,171)
               Inventories                                                1,299        (4,632)      (13,039)
               Leased equipment, net                                     (2,504)       (2,758)            -
               Inventory floor plan financing                             6,090       (47,246)        1,126
               Short-term financing                                      (5,136)       67,179        (2,155)
               Prepaid expenses                                             (61)         (133)            4
               Deferred income taxes                                         35           369          (399)
               Accounts payable                                          (4,872)         (533)       15,693
               Accrued payroll and vacation                                 (33)          122           (57)
               Other accrued liabilities                                    103          (992)          530
               Income taxes receivable/payable                             (609)          769          (551)
               Deferred lease income                                      2,707         3,474             -
                 Other assets/liabilities                                    (8)          327           193
                                                                      ---------     ---------     ---------
Net cash provided by operating activities                                15,055         8,342           391
                                                                      ---------     ---------     ---------

Cash flow from investing activities:
    Purchase of fixed assets                                             (2,711)         (942)         (602)
    Purchase of rental equipment, net                                   (13,315)       (4,628)            -
    Proceeds on sale of fixed assets                                      2,235            35            53
    Covenant not to compete                                                 (21)         (125)            -
    Purchase of other assets                                                  -            (9)            -
    Purchase of distribution outlets                                          -             -          (326)
                                                                      ---------     ---------     ---------
Net cash used in investing activities                                   (13,812)       (5,669)         (875)
                                                                      ---------     ---------     ---------

Cash flows from financing activities:
    Principal payments on capital leases                                    (60)          (66)         (174)
    Payable to/receivable from parent                                         -             -          (188)
    Treasury stock repurchases                                                -        (1,816)            -
    Long-term debt repayments                                            (1,109)         (111)            -
                                                                      ---------     ---------     ---------
         Net cash used in financing activities                           (1,169)       (1,993)         (362)
                                                                      ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents                             74           680          (846)
Cash and cash equivalents at beginning of year                            2,555         1,875         2,721
                                                                      ---------     ---------     ---------
Cash and cash equivalents at end of year                              $   2,629     $   2,555     $   1,875
                                                                      =========     =========     =========

          See accompanying notes to consolidated financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (Dollars in thousands, except per share and options data)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     On August 13, 1992, Western Power & Equipment Corp., an Oregon corporation, was formed and incorporated for the purpose of acquiring the assets and operations of seven factory owned stores of Case Corporation ("Case") in the states of Washington and Oregon. The acquisition was completed effective November 1, 1992. Simultaneously, American United Global, Inc. ("AUGI") acquired all of the outstanding shares of the Oregon corporation. In March 1995, in connection with a contemplated initial public offering, a new corporation under the name Western Power & Equipment Corp. was incorporated in Delaware (the "Company") to hold all the shares of the Oregon corporation. AUGI contributed to the Company, upon incorporation, all outstanding common stock of the Oregon corporation. The consolidated financial statements include the accounts of the Company and its Oregon subsidiary after elimination of all intercompany accounts and transactions.

     The Company is engaged in the sale, rental, and servicing of light, medium, and heavy construction, industrial, and agricultural equipment and related parts in Washington, Oregon, California, Nevada, and Alaska. Case serves as the manufacturer of the majority of the Company's products.

     Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Restricted Cash

     In accordance with the borrowing agreement with Deutsche Financial Services
     (DFS), the Company has a cash account restricted by DFS for the purpose of paying down the line of credit. Restricted cash included in the cash balances totaled $724 and $865 at July 31, 1999 and 1998, respectively.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories.

     Intangible Assets

     The Company's acquisition strategy has been focused on existing businesses with established market share in a contiguous geographic area. Items with an indeterminate useful life, such as name recognition, geographical location and presence represent value to the Company. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. These lives are based on the factors influencing the acquisition decision and on industry practice. The Company reviews for asset impairment on a periodic basis and whether events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Based on this review, no write-down for impairment loss on intangible assets has been recorded during the three-year period ended July 31, 1999.

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance, and routine replacements are charged to expenses as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

     Revenue Recognition

     Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Rental and service revenue is generally recognized at the time such services are provided.

     The Company has entered into sales contracts under which the customer may require the Company to repurchase equipment at specified dates and specified prices. The Company records the proceeds from such sales contracts as deferred lease income. The difference between the sale contract amount and the repurchase obligation is recognized as revenue over the period of the repurchase obligation. The remaining repurchase obligation is recorded as a sale if and when the customer does not exercise the repurchase option. At July 31, 1999, repurchase obligations aggregated $5,602.

     Advertising Expense

     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 1999, 1998 and 1997 was $311, $434, and $501 respectively.

     Income Taxes

     The Company recognizes deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of the assets and liabilities.

     Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

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

     Net Income (loss) Per Common Share

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the average number of common shares outstanding during the period. Diluted net income
     (loss) per share is computed using the average number of common shares and common share equivalents outstanding during the period. SFAS 128 has been retroactively applied to calculate prior years' earnings per share.

     Supplemental disclosures of cash flow information

     A capital lease obligation of $292 was incurred during the year ended July 31, 1997 when the Company entered into a lease for computer equipment and software. A capital lease obligation of $680 was incurred in June 1997 when the Company entered into a 20-year lease for the Kent, Washington facility. A capital lease obligation of $397 was incurred in December 1997 when the Company entered into a 20-year lease for the Yuba City, California facility. A capital lease obligation of $1,942 was incurred in February 1999 when the Company entered into a 20-year lease for the Sparks, Nevada facility.

     The Company has consummated various acquisitions using, in part, the assumption of notes payable and the issuance of Company common stock and notes payable. Such non-cash transactions have been excluded from the statement of cash flows.

                                                               Year ended July 31,
                                                           1999        1998        1997
                                                        -------     -------     -------
     Cash paid (received) during the year for:
         Interest                                       $ 5,482     $ 4,377     $ 3,686
         Income taxes, net of refunds                      (834)      1,063       1,621

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

     On December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California. The acquisition was consummated for approximately $142 in cash, $628 in installment notes payable to Case and the assumption of $1,175 in inventory floor plan debt with Case and its affiliates. The acquisition was accounted for as a purchase.

     On April 30, 1998, the Company acquired substantially all of the operating assets of Yukon Equipment, Inc. (Yukon) in connection with Yukon's business of servicing and distributing construction, industrial, and agricultural equipment in Alaska. Yukon has facilities in Anchorage, Fairbanks, and Juneau, Alaska. The acquisition was consummated for approximately $4,766 in cash, the assumption of approximately $2,786 in floor plan debt with Case and its affiliates, and 50,000 shares of the Company's common stock. The acquisition was accounted for as a purchase.

     Unaudited pro forma combined results of operations for the acquisitions occurring during the two-year period ended July 31, 1998 as if such acquisitions had occurred as of the beginning of the period are summarized as follows:

                                                           1998           1997
                                                     ----------     ----------
          Net revenues                               $  173,414     $  175,396

          Net income (loss)                          $    1,776     $      (60)

          Basic earnings (loss) per share            $     0.51     $    (0.02)

          Diluted earnings (loss) per share          $     0.47     $    (0.02)

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

     In February, 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year with increases at five, ten, and fifteen years resulting in a maximum annual rental rate of $374. The present value of the minimum lease payments at the commencement of the lease back transaction aggregated $3,052. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease.

4.   Inventories

     Inventories consist of the following:

                                                         July 31,          July 31,
                                                            1999              1998
                                                       ---------         ---------
          Equipment:
               New equipment                           $  49,325         $  54,883
               Used equipment                              7,642            10,073

          Parts                                           10,101             8,535
                                                       ---------         ---------
                                                       $  67,068         $  73,491
                                                       =========         =========

5.   Fixed Assets

Fixed assets consist of the following:

                                                         July 31,          July 31,
                                                            1999              1998
                                                       ---------         ---------
          Operating property, plant, and equipment:
          Land                                         $     420         $     840
          Buildings                                        5,126             4,078
          Machinery and equipment                          3,869             3,236
          Office furniture and fixtures                    2,291             2,263
          Computer hardware and software                   1,299             1,045
          Vehicles                                         1,841             1,291
          Leasehold improvements                             360               202
                                                       ---------         ---------
                                                          15,206            12,955
          Less: accumulated depreciation                  (5,388)           (4,341)
                                                       ---------         ---------
          Property, plant, and equipment (net)         $   9,818         $   8,614

          Rental equipment fleet                          36,395            23,080
          Less: accumulated depreciation                  (5,029)                -
                                                       ---------         ---------
          Rental equipment (net)                          31,366            23,080

          Leased equipment fleet (net)                     5,264             2,760

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

     In June 1997, the Company obtained a $75,000 inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts may be advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Interest payments on the outstanding balance are due monthly.

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                                                        July 31,
                                                                 Maturity        ----------------------
                                             Interest Rate           Date             1999         1998
                                             -------------       --------        ---------    ---------
         Case Credit Corporation              Prime +   2%         8 - 48        $  17,128    $  11,038
                                                   (10.00%)        months

         Deutsche Financial Services          Prime - 0.5%        12 - 36           70,863       75,886
                                                    (7.50%)        months

         Other                                variable            12 - 48               20          133
                                             (8.00%-10.00%)        months        ---------    ---------

                                                                                 $  88,011    $  87,057
                                                                                 =========    =========

     At July 31, 1999, the Company was in technical default of the leverage covenant and the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. The Company asked for but did not obtain a waiver letter as of July 31, 1999 and thereafter. There is no guarantee that Deutsche Financial Services will not call this debt at any time after July 31, 1999. If DFS does call the debt, it will become immediately due and payable in full. However, the amount due to Deutsche Financial Services is already included as a current liability.

7.   Income Taxes

     The provision (benefit) for income taxes is comprised of the following:

                                                              Year Ended
                                               ---------------------------------------
                                                 July 31,       July 31,       July 31,
                                                    1999           1998           1997
                                               ---------      ---------      ---------
          Current:
             Federal                           $    (978)     $   1,227      $     974
             State                                  (157)           162            119
                                               ---------      ---------      ---------
                                                  (1,135)         1,389          1,093
                                               ---------      ---------      ---------
          Deferred:
             Federal                                  29            (32)          (357)
             State                                     5             (3)           (43)
                                               ---------      ---------      ---------
                                                      34            (35)          (400)
                                               ---------      ---------      ---------
          Total provision (benefit)
             for income taxes                  $  (1,101)     $   1,354      $     693
                                               =========      =========      =========

     The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                                        Year Ended
                                                      ---------------------------------------------
                                                        July 31,          July 31,          July 31,
                                                           1999              1998              1997
                                                      ---------         ---------         ---------
          Statutory federal income tax rate               (34.0%)            34.0%             34.0%
          State income taxes, net of
            federal income tax benefit                     (5.2%)             5.0%              4.5%
          Other                                             1.5%              3.4%              3.1%
                                                      ---------         ---------         ---------

                                                          (37.7%)           42.4%              41.6%
                                                      =========         =========         =========

     Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                    Year Ended
                                                             -----------------------
                                                               July 31,      July 31,
                                                                  1999          1998
                                                             ---------     ---------
          Deferred assets:
            Inventory reserve                                $     918     $     775
            Bad debt reserve                                       283           261
            Accrued vacation and bonuses                            96            98
            Other accruals                                         113           164
                                                             ---------     ---------
          Current Deferred Tax Asset                             1,410         1,298

            Deferred liabilities:
            Depreciation and amortization                         (757)         (615)
            Goodwill and intangibles                               (80)          (75)
                                                             ---------     ---------
            Long-term Deferred Tax Liability                      (837)         (690)
                                                             ---------     ---------

            Net Deferred Tax Asset                           $     573     $     608
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

     During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value method of accounting for an employee stock option or similar equity instrument. That pronouncement encourages all entities to adopt that method of accounting for all compensation costs related to stock options issued to all employees under these plans, but permits companies to continue using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement has been applied.

     The Company has elected to account for its stock based compensation under APB 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during fiscal years 1999, 1998, and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 1999, 1998, and 1997 were:

                                                 FY99       FY98       FY97
                                          -----------      -----      -----
          Risk free interest rate         4.85 - 5.45%     5.875%     6.562%

          Expected dividend yield                   0%         0%         0%

          Expected life                       4 years    5 years    5 years

          Expected volatility                   62.56%     56.43%     56.59%

     Adjustments for forfeitures are made as they occur. For the years ended July 31, 1999, 1998, and 1997, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $72 , $1,425, and $1,532 respectively, which would be amortized over the vesting period of the options. The weighted average fair value per share of the options granted in fiscal years 1999, 1998, and 1997 are $5.07, $2.31, and $2.46, respectively.

     If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income (loss) and pro forma net income (loss) and net income (loss) per share and pro forma net income
     (loss) per share would have been reported as follows:

          Year Ended July 31, 1999
          ------------------------
                                                    Basic        Diluted
                                    Net Loss        E.P.S.         E.P.S.
                                    --------       ------        --------
          As Reported               $ (1,815)      ($0.55)        ($0.55)
          Pro Forma                 $ (2,174)      ($0.66)        ($0.66)

          Year Ended July 31, 1998
          ------------------------
                                                    Basic        Diluted
                                    Net Income      E.P.S.         E.P.S.
                                    ----------     ------        --------

          As Reported               $    1,839     $ 0.53          $0.49
          Pro Forma                 $      583     $ 0.17          $0.15

          Year Ended July 31, 1997
          ------------------------
                                                    Basic        Diluted
                                    Net Income      E.P.S.         E.P.S.
                                    ----------     ------        --------
          As Reported               $      971     $ 0.27          $0.27
          Pro Forma                 $      600     $ 0.17          $0.17

     The effects of applying SFAS 123 for providing pro forma disclosure for fiscal years 1999, 1998, and 1997 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

     The following summarizes the stock option transactions under the Company's stock option plans:

                                                        Shares          Weighted Average
                                                          (000)             Option Price
                                                        ------          ----------------
          Options outstanding July 31, 1996:               200                   $  4.50
          Exercised                                          -                         -
          Surrendered                                      (82)                     4.45
          Granted                                          707                      4.48

          Options outstanding July 31, 1997:               825                      4.49
          Exercised                                          -                         -
          Surrendered                                      (31)                     4.38
          Granted                                          714                      4.62

          Options outstanding July 31, 1998:             1,508                      4.56
          Exercised                                          -                         -
          Surrendered                                      (12)                     4.53
          Granted                                           17                      5.07

          Options outstanding July 31, 1999:             1,513                      4.56

     The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 1999:

                                            Weighted
                              Weighted       Average                 Weighted
                  Number of    Average   Contractual     Number of    Average
     Exercise       Options   Exercise          Life       Options   Exercise
        Price   Outstanding      Price     Remaining   Exercisable      Price
     --------   -----------   --------   -----------   -----------   --------
     $  4.375       287,000   $  4.375          7.00       283,004    $ 4.375
        4.500       457,500      4.500          6.00       450,000      4.500
        4.563       673,500      4.563          3.33       673,500      4.563
        4.656         5,000      4.656          7.00         5,000      4.656
        4.875         5,000      4.875          4.00         5,000      4.875
        5.125        50,000      5.125          7.50        33,334      5.125
        5.500        10,000      5.500          4.00        10,000      5.500
        6.250        25,000      6.250          4.00         8,333      6.250
     --------   -----------   --------   -----------   -----------   --------
                  1,513,000      4.562                   1,468,171      4.537

9.   Commitments and Contingencies

     The Company leases certain facilities and certain computer equipment and software under noncancelable lease agreements. As more fully described in
     Note 3, the building portion of five of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $2,000, $1,883, and $1,474 for the years ended July 31, 1999, 1998, and
     1997, respectively. The computer equipment lease expires August 1999 and meets certain specific criteria to be accounted for as a capital lease.

     Assets recorded under capital leases are as follows:

                                               July 31,     July 31,     July 31,
                                                  1999         1998         1997
          Capitalized asset value             $  4,978     $  3,036     $  2,830
          Less accumulated amortization           (550)        (315)        (271)
                                              --------     --------     --------

                                              $  4,428     $  2,721     $  2,559

     Future minimum lease payments under all noncancelable leases as of July 31, 1999, are as follows:

                                                                     Capital     Operating
          Year ending July 31,                                        leases        leases
                                                                    --------      --------
                2000                                                $    442      $  1,720
                2001                                                     459         1,374
                2002                                                     485           882
                2003                                                     510           726
                2004                                                     525           572
                Thereafter                                             8,875         6,642
                                                                    --------      --------
                Total annual lease payments                         $ 11,296      $ 11,916
                Less amount representing interest, with imputed
                  interest rates ranging from 6% to 15%                6,524
                                                                    --------
                Present value of minimum lease payments                4,772
                Less current portion                                      17
                                                                    --------
                Long-term portion                                   $  4,755
                                                                    ========

     The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 1999, such purchase commitments totaled $5,923.

10.  Segment Information

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

   Business Component    Year Ended      Year Ended      Year Ended
   Net Revenues         July 31, 1999   July 31, 1998   July 31, 1997
   ------------------   -------------   -------------   -------------
   Equipment Sales          $  98,450       $ 112,061       $ 102,349
   Equipment Rental            25,771          13,389          12,464
   Product Support             39,429          38,028          33,317
       Totals               $ 163,650       $ 163,478       $ 148,130

   Business Component    Year Ended      Year Ended      Year Ended
   Gross Margins        July 31, 1999   July 31, 1998   July 31, 1997
   ------------------   -------------   -------------   -------------
   Equipment Sales          $   2,591       $   8,334       $   7,172
   Equipment Rental             5,017           3,555           2,046
   Product Support              6,986           7,287           6,652
       Totals               $  14,594       $  19,176       $  15,870

11.  Unaudited Quarterly Consolidated Financial Data

                                                           Quarter
                                          -----------------------------------------      Total
                                             First     Second      Third     Fourth       Year
                                          --------   --------   --------   --------   --------
Fiscal 1999:

     Net sales                            $ 40,365   $ 41,279   $ 40,371   $ 41,635   $163,650
     Gross Profit                            2,475      4,492      4,094      3,533     14,594
     Net income (loss)                      (1,288)       331        (62)      (796)    (1,815)
     Basic income (loss) per share           (0.39)      0.10      (0.02)     (0.24)     (0.55)
     Diluted income (loss) per share         (0.39)      0.10      (0.02)     (0.24)     (0.55)

                                                           Quarter
                                          -----------------------------------------      Total
                                             First     Second      Third     Fourth       Year
                                          --------   --------   --------   --------   --------
Fiscal 1998:

     Net sales                            $ 36,959   $ 39,659   $ 40,948   $ 45,912   $163,478
     Gross Profit                            4,336      4,990      4,391      5,459     19,176
     Net income                                516        616        101        606      1,839
     Basic earnings per share                 0.15       0.17       0.03       0.18       0.53
     Diluted earnings per share               0.14       0.16       0.02       0.17       0.49

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 22, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audits of the consolidated financial statements referred to in our report dated October 22, 1999 appearing on page F-16 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 22, 1999

                                                                     SCHEDULE II


                         WESTERN POWER & EQUIPMENT CORP.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 1999 and 1998

                             (Dollars in Thousands)


                                        Balance at     Charged to    Charged to                  Balance at
                                         Beginning      Costs and         Other                      End of
          Description                    of Period       Expenses      Accounts     Deductions       Period
          -----------                   ----------     ----------    ----------     ----------   ----------
Accounts Receivable Reserve:

  Fiscal year ended July 31, 1999          $   670        $   732       $   ---        $  (678)      $  724

  Fiscal year ended July 31, 1998              431            596           ---           (357)         670

Inventory Reserve:

  Fiscal year ended July 31, 1999            2,833            884           ---         (1,204)       2,513

  Fiscal year ended July 31, 1998            1,597          1,734           ---           (498)       2,833

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

Signature                         Title                         Date
---------                         -----                         ----

/s/ C. DEAN MCLAIN                President, Chief              October 29, 1999
-----------------------------     Executive Officer,
    C. Dean McLain                and Chairman


/s/ MARK J. WRIGHT                Vice President of Finance,    October 29, 1999
-----------------------------     Chief Financial and
    Mark J. Wright                Principal Accounting
                                  Officer, Treasurer and
                                  Secretary


/s/ ROBERT M. RUBIN               Director                      October 29, 1999
-----------------------------
    Robert M. Rubin


/s/ HAROLD CHAPMAN, JR.           Director                      October 29, 1999
-----------------------------
    Harold Chapman, Jr.


/s/ MERRILL A. MCPEAK             Director                      October 29, 1999
-----------------------------
    Merrill A. McPeak