Form 10-K405/A
period 1999-07-31
WESTERN POWER & EQUIPMENT CORP
filed 1999-11-29
CIK 939729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   FORM 10-K/A

                     ---------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of October 16, 1999: (a) 3,303,162 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 927,662 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $2,158,036 based on the closing sale price of $1.656 per share on October 15, 1999.

     Documents incorporated by reference: None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     Certain information required by this item concerning executive officers is set forth in Part I of this Report under "ITEM 4A.-- EXECUTIVE OFFICERS OF THE REGISTRANT."

Directors

     The following table sets forth the name and age of each of the Company's directors, as well as the length of time which each director, elected on annual basis, has served.

     Name                           Age                       Director Since
     ----                           ---                       --------------

C. Dean McLain                      46                             1993
Robert M. Rubin                     59                             1992
Harold Chapman, Jr.                 38                             1995
Merrill A. McPeak                   63                             1998

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

C. DEAN MCLAIN. Mr. McLain has served as President, Chief Executive Officer, and a director of the Company since March 7, 1993. Mr. McLain was elected Chairman of the Board of Directors effective August 1, 1998. From March 1, 1993 through June 13, 1995, Mr. McLain served as Executive Vice President of AUGI. Mr. McLain has served on the Board of Directors of AUGI since March 7, 1994. Through 1993 Mr. McLain served as Manager of Privatization of Case Corporation.

HAROLD CHAPMAN, JR. Mr. Chapman is a partner in and general manager of Crown Power and Equipment Co., a multi-line equipment distributor based in Columbia, Missouri. Prior to joining Crown Power and Equipment in 1992, Mr. Chapman was in retail management with Case Corporation ("Case") for 10 years.

MERRILL A. MCPEAK. Mr. McPeak joined the Company's Board of Directors in June 1998. He has been the President of McPeak and Associates, an international aerospace

                                      -I-1-
consulting firm, since January 1995. General McPeak spent 37 years in the United States Air Force, and was Chief of Staff from October 1990 to October 1994, when he retired. He also is a member of the Boards of Directors of Tektronix, Inc., Praegitzer Industries, Inc., TWA, Inc., Thrustmaster, Inc., and ECC International Corp., where he serves as Chairman of the Board.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Report of the Compensation Committee on Executive Compensation

     The Compensation Committee of the Board of Directors (the "Committee") is currently composed of two non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 1999, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

     The key objectives of the Company's executive compensation policies are to attract and retain key executives who are important to the long-term success of the Company and to provide incentives for these executives to achieve high levels of job performance and enhancement of shareholder value. The Company seeks to achieve these objectives by paying its executives a competitive level of base compensation for companies of similar size and industry and by providing its executives an opportunity for further reward for outstanding performance in both the short term and the long term. The Company has entered into an employment agreement with Mr. McLain that covers a multiple year term (see "Chief Executive Officer Compensation," below). The compensation of Mr. Wright is decided on an annual basis. Mr. Rubin, previously compensated under an employment contract (see "Employment and Incentive Compensation Agreements," below), entered into a consulting agreement with the Company on August 1, 1998 after he ceased to be an executive officer of the Company on July 31, 1998.

     Executive Officer Compensation. The Company's executive officer compensation program is comprised of three elements: base salary, annual cash bonus and long-term incentive compensation in the form of stock option grants.

     Salary. The Committee and the Board of Directors established base salaries for the Company's executive officers, including the salary established in Mr. McLain's employment agreement, after taking into account individual experience, job responsibility and individual performance during the prior year. These factors are not assigned a specific weight in establishing individual base salaries. The Committee also considered the Company's executive officers' salaries relative to salary information for executives in similar industries and similarly sized companies.

     Cash Bonuses. The purpose of the cash bonus component of the compensation program is to provide a direct financial incentive in the form of cash bonuses to executives. Mr. McLain's bonus is derived under the performance formula set forth in his employment contract described under "Employment and Incentive Compensation Agreements" below. Mr. McLain received no bonus for fiscal 1999 under the term of his employment contract. Mr. Wright's bonus was determined by the chief executive officer on a merit basis after evaluating his performance.

     Stock Options. Stock options are the primary vehicle for rewarding long-term achievement of Company goals. The objectives of the program are to align employee and shareholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under the Company's 1995 Employee Stock Option Plan, the Board of Directors or the Compensation Committee may grant options to purchase Common Stock of the Company to key employees of the Company. Messrs. McLain and Wright currently participate in the 1995 Employee Stock Option Plan. The number of options granted to Mr. McLain are determined under the terms of his employment agreement. The number of options granted to Mr. Wright are determined by the Compensation Committee on a discretionary basis. The options generally vest in increments over a period of years established at the time of grant.

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

                                                                                                  Long-Term
                                                                                                 Compensation
                                                        Annual Compensation                         Awards
                                         -------------------------------------------------       ------------
                                                                              Other Annual         Number of          All Other
Name and Principal Position              Year        Salary         Bonus     Compensation           Options       Compensation
---------------------------              ----      --------      --------     ------------       ------------      ------------
Robert M. Rubin                          1999      $150,000      $      0         $      0                 0           $      0
Consultant; former Chairman(1)           1998       150,000             0                0           100,000                  0
                                         1997       150,000             0                0            50,000                  0

C. Dean McLain                           1999      $300,425      $      0         $  7,281                 0           $ 22,596
President, CEO, Chairman of the          1998       280,000        68,935           40,000           425,000             22,596
Board(2)                                 1997       268,587        18,658                0           150,000                  0

Mark J. Wright                           1999      $132,588      $ 20,000         $  4,680                 0           $  7,778
Vice President of Finance and CFO(3)     1998        98,958        15,000                0            98,500                  0
                                         1997        36,346         5,000                0                 0                  0


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

(2)  Mr. McLain joined the Company in March 1993, when he became its Chief
     Executive Officer. On July 31, 1995, Mr. McLain was permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commenced at $250,000 for fiscal 1996, and rises to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. See
     "Employment and Incentive Compensation Agreements" below. Mr. McLain became
     Chairman effective August 1, 1998.

(3) Mr. Wright joined the Company in February 1997. Therefore, fiscal 1997 figures are partial year compensation figures.

                        Option Grants in Last Fiscal Year

     The following table provides information regarding individual grants of stock options to each executive officer in fiscal 1999.

                                                                                          Potential Realizable
                                    Individual Grants                                       Value at Assumed
-----------------------------------------------------------------------------------       Annual Rates of Stock
                                     % of Total Options                                  Price Appreciation for
                                             Granted to    Exercise                            Option Term
                         Options    Employees in Fiscal     of Base     Expiration    ---------------------------
      Name               Granted                   Year       Price           Date         5%              10%
---------------          -------    -------------------    --------     ----------    -----------     -----------
C. Dean McLain             -0-              0%                N/A           N/A           N/A              N/A

Robert M. Rubin            -0-              0%                N/A           N/A           N/A              N/A

Mark J. Wright             -0-              0%                N/A           N/A           N/A              N/A


     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information concerning the exercise of stock options during the fiscal 1999 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                                     Number of Unexercised           Value of Unexercised
                                                                Options at        In-the-Money Options at
                        Shares                             Fiscal Year-End                Fiscal Year-End
                   Acquired on       Value       -------------------------      -------------------------
     Name             Exercise    Realized       Exercisable/Unexercisable      Exercisable/Unexercisable
---------------    -----------    --------       -------------------------      -------------------------
C. Dean McLain         -0-           -0-               875,000 / -0-                        N/A

Robert M. Rubin        -0-           -0-               300,000 / -0-                        N/A

Mark J. Wright         -0-           -0-                98,500 / -0-                        N/A

                    Return to Shareholders Performance Graph

     The following line graph compares the yearly percentage change in the Company's cumulative total stockholder return on its common stock since June 14, 1995 as compared to the Nasdaq National Market as a whole and as compared to the S & P Machinery (Diversified) Index.

[Graphic line chart depicting performance omitted.]

                             '6/14/95   Jul-95   Jul-96   Jul-97   Jul-98   Jul-99
Western Power & Equipment         100       98       66       71       86       37
NASDAQ Stock Market - US          100      116      127      187      220      313
S&P Machinery (Diversified)       100      110      112      182      150      176


                 COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*
     Among Western Power & Equipment Corp., The Nasdaq Stock Market-US Index
                   and the S & P Machinery (Diversified Index)


   * Assumes $100 invested on June 14, 1995 in the Company's common stock or on May 31, 1995 in the S&P Index, including reinvestment of dividends. Fiscal year ending July 31.

     A $100 investment in the Company made on the effective date of the Company's initial public offering was worth $37 at July 31, 1999 as compared to $313 in a comparable NASDAQ Broad market investment, and as compared to $176 in a comparable S & P Machinery (Diversified) Index investment. The corporations comprising the S & P Machinery (Diversified) Index are as follows: Briggs & Stratton, Caterpillar, Cooper Industries, Deere & Co., Harnischfeger, Ingersoll Rand, NACCO Industries (class A), Timken and Varity.

Employment and Incentive Compensation Agreements

     Upon completion of the Company's 1995 initial public offering, the Company entered into an employment agreement with Mr. Rubin, effective as of June 13, 1995, that expired July 31, 1998. Pursuant to this agreement, Mr. Rubin served as Chairman of the Board of the Company and received an annual base salary of $150,000 plus bonuses if certain conditions were met. Effective August 1, 1998, the Company entered into a new two-year agreement with Mr. Rubin. Under the terms of this agreement, Mr. Rubin will no longer serve as Chairman, but will provide consulting services to the Company. He will receive an annual fee of $150,000 plus all authorized business expenses.

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

     On August 1, 1995, Mr. McLain entered into an amended employment agreement with the Company that was to expire July 31, 2005. Pursuant to that agreement, Mr. McLain agreed to serve as President and Chief Executive Officer of the Company, and was to receive an annual base salary of $250,000 through the end of fiscal 1996 and $265,000 in fiscal 1997. The Company and Mr. McLain mutually agreed to terminate the existing agreement and enter into a new 10-year employment agreement, effective January 1, 1998. The 1998 agreement provides for an annual base salary, payable monthly, of $280,000 through July 31, 1998 and $290,000 through December 31, 1998. Under the terms of this new agreement, Mr. McLain's salary will be increased each January 1st by the average percentage increase in pay for all employees during the preceding calendar year. In addition, Mr. McLain is entitled to receive a bonus payment equal to 5 percent of the consolidated pre-tax income in excess of $1,750,000 in each fiscal year covered under the employment agreement (the "Incentive Bonus"). The maximum amount of the Incentive Bonus payable under the new agreement shall not exceed $150,000 in any year through 2002, inclusive, and shall not exceed $200,000 in fiscal years 2003 through 2007, inclusive. Mr. McLain did not receive a bonus for the Company's 1999 fiscal year under the terms of his employment agreement. As used in Mr. McLain's employment agreement, the term "consolidated pre-tax income" is defined as consolidated net income of the Company and any subsidiaries of the Company subsequently created or acquired, before the Incentive Bonus, income taxes and gains or losses from disposition or purchases of assets or other extraordinary items.

     Under the terms of his current employment agreement, in any year that Mr. McLain receives the maximum bonus, he is entitled to receive options to purchase 25,000 additional shares of the Company's Common Stock at the market price per share on the date the options are issued that will vest one year from such date. Mr. McLain's employment agreement also provides for fringe benefits customary for senior executive officers in the industry in which the Company operates, including medical coverage, excess life and disability insurance benefits, and the use of an automobile supplied by the Company in addition to an $800 per month auto allowance. The aggregate value of all of the fringe benefits is approximately $40,000 per year.

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

                                   Number of
                                  Securities                                                New
                                  Underlying     Market Price of    Exercise Price     Exercise        Length of Original
                                     Options    Stock at Time of        at Time of        Price     Option Term Remaining
     Name                 Date      Repriced           Repricing         Repricing          ($)      at Date of Repricing
--------------      ----------    ----------    ----------------    --------------     --------     ---------------------
C. Dean McLain      12/12/1995       150,000         $ 4.50            $ 8.00/1         $ 4.50             10 years
President, Chief
Executive Officer
and Chairman

C. Dean McLain      12/12/1995       150,000         $ 4.50            $ 6.00           $ 4.50             10 years
President, Chief
Executive Officer
and Chairman

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

     The Company's outstanding voting securities at the close of business on October 16, 1999, consisted of 3,303,162 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The Common Stock does not have cumulative voting rights.

     The following table sets forth certain information as of October 16, 1999 with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5 percent of all outstanding shares.

                                                           Percentage of
                          Number of Shares of Common         Outstanding
Name and Address of             Stock of the Company              Common
Beneficial Owner                  Beneficially Owned         Stock Owned
-------------------       --------------------------       -------------
American United
Global, Inc.
11634 Patton Road
Downey, CA  90241                 2,000,000                     60.6%

D3 Family Funds
19605 NE 8th Street
Camas, WA 98607                     375,000                     11.4%

Robert M. Rubin
6060 Kings Gate Circle
Del Ray Beach, FL  33484            605,716 (1)                 18.3%

C. Dean McLain
4601 NE 77th Avenue
Suite 200
Vancouver, WA  98662                917,178 (2)(3)              27.7%

(1) Represents Mr. Rubin's indirect ownership in the Company through his beneficial ownership of an aggregate of 1,775,798 voting shares of AUGI, the Company's principal stockholder, including options to purchase an additional 80,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 300,000 shares of Company Common Stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 15.3 percent of AUGI voting stock as at October 16, 1999.

(2) Represents Mr. McLain's indirect ownership in the Company through his beneficial ownership of an aggregate of 12,000 shares of AUGI voting stock and options to purchase an additional 234,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 875,000 shares of Company
     Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.1 percent of AUGI voting stock as at October 16, 1999.

(3) Does not include certain stock options which are issuable to Mr. McLain each year in the amount of 25,000 shares, based upon the Company achieving certain pre-tax income levels for fiscal years 1998 through 2007, inclusive. See "Employment and Incentive Compensation Agreements," above.


Security Ownership of Management

     The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of the Common Stock as of October 16, 1999 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

                                                                   Percentage of
                                          Number of Shares           Outstanding
Name                                    Beneficially Owned                Shares
----                                    ------------------         -------------
Robert M. Rubin                             605,716 (1)                 18.3%

C. Dean McLain                              917,178 (2)(3)              27.7%

Mark J. Wright                               98,500 (4)                  3.0%

Merrill McPeak                               10,000 (5)                     *

Harold Chapman                               15,000 (5)                     *

All directors and executive
  officers as a group (5 persons)         1,646,394 (1)(2)(3)(4)(5)     49.8%

--------------

*    Less than 1 percent of the Company's outstanding shares of Common Stock

(1) Represents Mr. Rubin's indirect ownership in the Company through his beneficial ownership of an aggregate of 1,775,798 voting shares of AUGI, the Company's principal stockholder, including options to purchase an additional 80,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 300,000 shares of Company Common Stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 15.3 percent of AUGI voting stock as at October 16, 1999.

(2) Represents Mr. McLain's indirect ownership in the Company through his beneficial ownership of an aggregate of 12,000 shares of AUGI voting stock and options to purchase an additional 234,000 shares of AUGI common stock, as well as direct beneficial ownership of Company Common Stock through his ownership of exercisable options to acquire 875,000 shares of Company
     Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.1 percent of AUGI voting stock as at October 16, 1999.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

     Effective December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California (the "Yuba City Operation"). The real property and improvements used in connection with the Yuba City Operation, and upon which it is located, were sold by Case for $450,000 to the McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain and Robert M. Rubin. MRR III leased the real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated December 11, 1997 with the Company paying an initial annual rate of $54,000. The annual rate will increase to $59,400 after five years and is subject to additional adjustments at the end of ten and fifteen years. The Company is also responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     In February, 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to MRR under the terms of a real property purchase and sale agreement. The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year with increases at five, ten, and fifteen years resulting in a maximum annual rental rate of $374,000. The present value of the minimum lease payments at the commencement of the lease back transaction aggregated $3,052,000. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTERN POWER & EQUIPMENT CORP.


Dated: November 29, 1999
                                        By: C. DEAN MCLAIN
                                            ------------------------------------
                                            C. Dean McLain, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                               Date
---------                               -----                               ----

C. DEAN MCLAIN                          President, Chief                    November 29, 1999
----------------------------------      Executive Officer
C. Dean McLain                          and Director


MARK J. WRIGHT                          Vice President of Finance,          November 29, 1999
----------------------------------      Chief Financial and Principal
Mark J. Wright                          Accounting Officer,
                                        Treasurer and Secretary


ROBERT M. RUBIN                         Director                            November 29, 1999
----------------------------------
Robert M. Rubin


HAROLD CHAPMAN, JR.                     Director                            November 29, 1999
----------------------------------
Harold Chapman, Jr.


MERRILL A. MCPEAK                       Director                            November 29, 1999
----------------------------------
Merrill A. McPeak

