Form 10-Q
period 1999-10-31
WESTERN POWER & EQUIPMENT CORP
filed 1999-12-15
CIK 939729

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 1999
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  91-1688446
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                     I.D. number)


4601 NE 77th Avenue, Suite 200, Vancouver, WA               98662
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

           Title of Class                           Number of shares
            Common Stock                              Outstanding
     (par value $.001 per share)                       3,303,162

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                       Page Number

         Item 1.  Financial Statements

         Consolidated Balance Sheet
           October 31, 1999 (Unaudited) and July 31, 1999................ 1

         Consolidated Statement of Operations
           Three months ended October 31, 1999 (Unaudited)
           and October 31, 1998 (Unaudited).............................. 2

         Consolidated Statement of Cash Flows
           Three months ended October 31, 1999 (Unaudited)
           and October 31, 1998 (Unaudited).............................. 3

         Notes to Consolidated Financial Statements...................... 4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Operating Results.............. 5 - 8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................... N/A

         Item 2.  Changes in Securities.................................. N/A

         Item 3.  Defaults Upon Senior Securities........................ 9

         Item 4.  Submission of Matters to a Vote of Security
                  Holders................................................ N/A

         Item 5.  Other Information...................................... 10

         Item 6.  Exhibits and Reports on Form 8-K....................... 10

ITEM 1.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                         October 31,       July 31,
                                                                               1999           1999
                                                                         ----------     ----------
                                                                         (Unaudited)
                ASSETS
                ------
Current assets:
    Cash and cash equivalents..........................................  $    1,935     $    2,629
    Accounts receivable, less allowance for
      doubtful accounts of $812 and $724...............................      17,276         15,500
    Inventories........................................................      59,745         67,068
    Prepaid expenses...................................................         147            233
    Income taxes receivable............................................         301            354
    Deferred income taxes..............................................       1,410          1,410
                                                                         ----------     ----------
         Total current assets..........................................      80,814         87,194

Fixed Assets:
    Property, plant and equipment (net)................................       9,653          9,818
    Rental equipment fleet (net).......................................      31,503         31,366
    Leased equipment fleet (net).......................................       5,137          5,264
                                                                         ----------     ----------
         Total fixed assets............................................      46,293         46,448

Intangibles and other assets, net of accumulated
      amortization of $601 and $570....................................       2,920          2,952
                                                                         ----------     ----------
Total assets...........................................................  $  130,027     $  136,594
                                                                         ==========     ==========

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------
Current liabilities:
    Borrowings under floor plan financing..............................  $   12,976     $   17,128
    Short-term borrowings..............................................      70,609         70,883
    Accounts payable...................................................      10,474         12,702
    Accrued payroll and vacation.......................................         862            825
    Other accrued liabilities..........................................       1,846          1,756
    Capital lease obligation...........................................          13             17
                                                                         ----------     ----------
        Total current liabilities......................................      96,780        103,311

Deferred income taxes..................................................         837            837
Capital lease obligation...............................................       4,747          4,755
Long-term borrowings...................................................          43             48
Deferred gain..........................................................         139            140
Deferred lease income..................................................       6,034          6,181
                                                                         ----------     ----------
      Total long-term liabilities......................................      11,800         11,961
                                                                         ----------     ----------
Total liabilities......................................................     108,580        115,272
                                                                         ----------     ----------

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding......................................           -              -
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,303,162 issued and outstanding.....................           4              4
    Additional paid-in capital.........................................      16,072         16,072
    Retained earnings..................................................       6,862          6,737
    Less common stock in treasury, at cost
      (230,300 shares).................................................      (1,491)        (1,491)
                                                                         ----------     ----------
        Total stockholders' equity.....................................      21,447         21,322
                                                                         ----------     ----------
Total liabilities and stockholders' equity.............................  $  130,027     $  136,594
                                                                         ==========     ==========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                                October 31,
                                                                               1999           1998
                                                                         ----------     ----------
Net revenue............................................................  $   42,063     $   40,365

Cost of revenues.......................................................      37,144         37,890
                                                                         ----------     ----------

Gross profit...........................................................       4,919          2,475

Selling, general and administrative expenses...........................       3,458          3,126
                                                                         ----------     ----------

Operating Income (loss)................................................       1,461           (651)

Other income (expense):
    Interest expense...................................................      (1,492)        (1,768)
    Other income.......................................................         218            251
                                                                         ----------     ----------

Income (loss) before taxes.............................................         187         (2,168)

Income tax provision (benefit).........................................          62           (880)
                                                                         ----------     ----------

Net income (loss)......................................................  $      125     $   (1,288)
                                                                         ==========     ==========

Basic earnings (loss) per common share                                   $     0.04     $    (0.39)
                                                                         ==========     ==========

Average outstanding common shares for
  basic earnings (loss) per share......................................       3,303          3,303
                                                                         ==========     ==========

Average outstanding common shares and equivalents
  for diluted earnings (loss) per share................................       3,303          3,303
                                                                         ==========     ==========

Diluted earnings (loss) per share......................................  $     0.04     $    (0.39)
                                                                         ==========     ==========


                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                            Three Months Ended
                                                                                October 31,
                                                                               1999           1998
                                                                         ----------     ----------
Cash flows from operating activities:
    Net (loss) income..................................................  $      125     $   (1,288)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation...................................................       3,500          1,346
        Amortization...................................................          31             95
        Changes in assets and liabilities:
            Accounts receivable........................................      (1,776)         5,349
            Inventories................................................       5,407          4,929
            Leased equipment, net......................................         127             -0-
            Inventory floor-plan financing.............................      (4,151)           815
            Short-term financing.......................................        (274)        (6,770)
                Deferred income tax liability..........................           7             -0-
            Prepaid expenses...........................................          87             (5)
            Accounts payable...........................................      (2,228)        (5,997)
            Accrued payroll and vacation...............................          38            (63)
            Other accrued liabilities..................................          82            (83)
            Deferred lease income......................................        (148)         2,918
            Income taxes receivable/payable............................          53         (1,245)
            Other assets/liabilities...................................          -0-            -0-
                                                                         ----------     ----------
    Net cash provided by operating activities..........................         880              1
                                                                         ----------     ----------

Cash flow from investing activities:
    Purchase of fixed assets...........................................         (58)        (1,522)
    Purchase/sales of rental equipment, net............................      (1,498)            -0-
    Proceeds on sale of fixed assets...................................          -0-            -0-
    Covenant not to compete............................................          -0-           (11)
                                                                         ----------     ----------
    Net cash used in investing activities                                    (1,556)        (1,533)
                                                                         ----------     ----------

Cash flows from financing activities:
    Principal payments on capital leases...............................         (14)            (9)
    Purchase of treasury stock.........................................          -0-            -0-
    Long-term borrowings (repayments)..................................          (4)            12
                                                                         ----------     ----------
    Net cash provided by
     (used in)financing activities.....................................         (18)             3
                                                                         ----------     ----------

Decrease in cash and cash equivalents..................................        (694)        (1,529)
Cash and cash equivalents at beginning of
 period................................................................       2,629          2,555
                                                                         ----------     ----------

Cash and cash equivalents at end of period.............................  $    1,935     $    1,026
                                                                         ==========     ==========

                 See accompanying notes to financial statements.

                         Western Power & Equipment Corp.

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)


1.   Basis of Presentation

The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 1999 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 1999 filed with the Securities and Exchange Commission.

2.   Inventories

Inventories consist of the following:

                                               October 31,       July 31,
                                                     1999           1999
                                               ----------     ----------
     Equipment:
       New equipment                           $   42,526     $   49,325
       Used equipment                               7,092          7,642

     Parts                                         10,127         10,101
                                               ----------     ----------

                                               $   59,745     $   67,068
                                               ==========     ==========

3.   Fixed Assets

Fixed Assets consist of the following:

                                               October 31,       July 31,
                                                     1999           1999
                                               ----------     ----------
     Operating property, plant
       and equipment:
       Land                                    $      420     $      420
       Buildings                                    5,128          5,126
       Machinery and equipment                      3,951          3,869
       Office furniture and fixtures                2,294          2,291
       Computer hardware and software               1,371          1,299
       Vehicles                                     1,805          1,841
       Leasehold improvements                         411            360
                                               ----------     ----------
                                                   15,380         15,206
       Less: accumulated depreciation              (5,727)        (5,388)
                                               ----------     ----------
     Property, plant, and equipment (net)      $    9,653     $    9,818
                                               ==========     ==========

     Rental equipment fleet                        37,381         36,395
       Less: accumulated depreciation              (5,878)        (5,029)
                                               ----------     ----------
     Rental equipment (net)                        31,503         31,366
                                               ==========     ==========

     Leased equipment fleet (net)                   5,137          5,264
                                               ==========     ==========

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

Results of Operations
---------------------

The Three Months ended October 31, 1999 compared to the Three Months ended October 31, 1998.

Revenues for the three-month period ended October 31, 1999 increased 4% to $42.1 million compared with $40.4 million for the three-month period ended October 31, 1998. Revenues were up from the prior year's first quarter in every department other than service. Equipment sales have rebounded somewhat in Oregon which had been down in prior quarters due to competitive pressures, a slower northwest economy, and some especially inclement weather. Equipment sales were also up strongly in Alaska, due in large part to higher sales to governmental entities.

The Company's gross profit margin of 11.7% for the three-month period ended October 31, 1999 was up from the prior year comparative period margin of 8.7%. The increase in gross profit margins was partly the result of increased percentage of overall business coming from the relatively higher margin rental business.

For the three-month period ended October 31, 1999, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 8.2%, up from 7.7% for the prior year's quarter. Some of the increase SG&A expenses are attributable to costs associated with the consolidation of stores that began in the last quarter of FY99 and the ongoing expenses still being incurred for those vacated locations.

Interest expense for the three months ended October 31, 1999 of $1,492,000 was down from the $1,768,000 in the prior year comparative period. This decrease is the result of lower average borrowings on the Deutsche Financial Services facility.

The effective tax rate for the three months ended October 31, 1999 was approximately 33.2%, which is lower than the 40.6% effective tax rate for the prior year comparative period. The Company anticipates the effective tax rate to more closely approximate prior year levels in future quarters.

The Company had net income for the quarter ended October 31, 1999 of $125,000 or $.04 per (basic and diluted) share compared with a net loss of $1,288,000 or $0.39 per (basic and diluted) for the prior year's first quarter. The first quarter of FY99 included a non-recurring pre-tax charge of $1,061,000 for used equipment inventory reserves.

Liquidity and Capital Resources
-------------------------------

The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories. The Company's primary source of internal liquidity has been its profitable operations. The Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells and Deutsche Financial Services ("DFS") credit facility and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 1999, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $12,976,000.

The Company recently amended its $75 million inventory flooring and operating line of credit through DFS. The amended DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.75% under prime to prime depending on the amount of total debt leverage of the Company. Borrowings are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of October 31, 1999, approximately $70,609,000 was outstanding under the DFS credit facility. The Company is in technical default of the minimum tangible net worth covenant in the DFS Loan Agreement. The Company requested but did not obtain a waiver for the period through October 31, 1999. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after October 31, 1999.

During the quarter ended October 31, 1999, cash and cash equivalents decreased by $694,000. The Company had positive cash flow from operating activities in the first quarter reflecting the net income for the quarter and adding depreciation and amortization. Purchases of fixed assets during the period were related mainly to the purchase of new equipment for the rental fleet.

The Company's cash and cash equivalents of $1,935,000 as of October 31, 1999 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

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

The company has completed upgrades of its enterprise application to include Y2K fixes uncovered during the company's internal testing of the vendor's software. The Company presently believes that with this upgrade to the existing software, the Year 2000 issue can be mitigated. However, if the upgrade does not work as anticipated, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has contacted all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received a favorable response from about half of the suppliers contacted to date. There can be no guarantees that the systems of third parties on which the Company's systems rely or which influence the business of the Company's customers will be timely remediated, that any attempted remediation will be successful, or that such conversions would be compatible with the Company's systems. The Company has not yet determined the projected costs of the Company's Year 2000 project and cannot yet determine whether the Company has any exposure to contingencies related to the Year 2000 issue for the products it has previously sold.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At October 31, 1999, the Company was in technical default of the minimum tangible net worth covenant in the DFS Loan Agreement. As of October 31, 1999, the outstanding balance owed to DFS was approximately $70,589,000. The Company requested but did not obtain a waiver of the default for the period through October 31, 1999. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after October 31, 1999. See Item 1, "Liquidity and Capital Resources."

PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


     ITEM 5.  OTHER INFORMATION

          None.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.  EXHIBITS.

              Exhibit 4 Amended and Restated Loan and Security Agreement between Western Power & Equipment and Deutsche Financial Services

              Exhibit 27              Financial Data Schedule

          B.  REPORTS ON FORM 8-K.    NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

December 15, 1999

                     By: MARK J. WRIGHT
                         ---------------------------------
                         Mark J. Wright
                         Vice President of Finance and
                         Chief Financial Officer

                                 EXHIBIT INDEX

              Exhibit
                 No.        Description
              -------       -----------

               Ex. 4 Amended and Restated Loan and Security Agreement between Western Power &
                            Equipment and Deutsche Financial Services

               Ex. 27       Financial Data Schedule