Form 10-Q
period 2000-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2000-03-15
CIK 939729

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2000
                         Commission File Number 0-26230

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

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page Number
         Item 1.  Financial Statements

          Consolidated Balance Sheet
            January 31, 2000 (Unaudited) and July 31, 1999......................    1

          Consolidated Statement of Operations
            Three months ended January 31, 2000 (Unaudited)
            and January 31, 1999 (Unaudited)....................................    2

          Consolidated Statement of Operations
            Six months ended January 31, 2000 (Unaudited)
            and January 31, 1999 (Unaudited)....................................    3

          Consolidated Statement of Cash Flows
            Six months ended January 31, 2000 (Unaudited)
            and January 31, 1999 (Unaudited)....................................    4

          Notes to Consolidated Financial Statements............................    5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Operating Results.....................   6 - 8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................    N/A

         Item 2.  Changes in Securities.........................................    N/A

         Item 3.  Defaults Upon Senior Securities...............................    9

         Item 4.  Submission of Matters to a Vote of Security
                  Holders.......................................................    10

         Item 5.  Other Information.............................................    N/A

         Item 6.  Exhibits and Reports on Form 8-K..............................    10

ITEM 1.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                     January 31,   July 31,
                                                         2000        1999
                                                     -----------   --------
                                                     (Unaudited)
                              ASSETS
Current assets:
    Cash and cash equivalents .....................   $   1,032    $   2,629
    Accounts receivable, less allowance for
      doubtful accounts of $883 and $724 ..........      12,180       15,500
    Inventories ...................................      59,513       67,068
    Prepaid expenses ..............................         265          233
    Income taxes receivable .......................         638          354
    Deferred income taxes .........................       1,410        1,410
                                                      ---------    ---------
        Total current assets ......................      75,038       87,194

    Property, plant and equipment, net ............       9,487        9,818
    Rental equipment fleet, net ...................      30,526       31,366
    Leased equipment fleet, net ...................       5,082        5,264
    Intangibles and other assets, net .............       2,902        2,952
                                                      ---------    ---------
        Total fixed assets ........................      47,997       49,400

        Total assets ..............................   $ 123,035    $ 136,594
                                                      =========    =========

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under floor plan financing .........   $   8,848    $  17,128
    Short-term borrowings .........................      73,841       70,883
    Accounts payable ..............................       5,966       12,702
    Accrued payroll and vacation ..................         558          825
    Other accrued liabilities .....................         883        1,756
    Deferred income taxes .........................           7          -0-
    Capital lease obligation ......................           9           17
                                                      ---------    ---------
    Total current liabilities .....................      90,112      103,311

Deferred income taxes .............................         838          837
Capital lease obligation ..........................       4,776        4,755
Long-term borrowings ..............................          38           48
Deferred gain .....................................         -0-          140
Deferred lease income .............................       6,108        6,181
                                                      ---------    ---------
      Total long-term liabilities .................      11,760       11,961

        Total liabilities .........................     101,872      115,272

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding .................        --           --
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,303,162 issued and outstanding            4            4
    Additional paid-in capital ....................      16,072       16,072
    Retained earnings .............................       6,578        6,737
    Less common stock in treasury, at cost
      (230,300 shares) ............................      (1,491)      (1,491)
                                                      ---------    ---------
        Total stockholders' equity ................      21,163       21,322

        Total liabilities and stockholders'
          equity ..................................   $ 123,035    $ 136,594
                                                      =========    =========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                        January 31,
                                                      2000        1999
                                                    --------    --------
Net revenue .....................................   $ 33,988    $ 41,279

Cost of goods sold ..............................     30,123      36,787
                                                    --------    --------

Gross profit ....................................      3,865       4,492

Selling, general and administrative expenses ....      3,245       3,193

Other income (expense):
    Interest expense ............................     (1,253)       (957)
    Other income ................................        224         296
                                                    --------    --------

Income (loss) before taxes ......................       (409)        638

Income tax provision (benefit) ..................       (125)        307
                                                    --------    --------

Net income (loss) ...............................   $   (284)   $    331
                                                    ========    ========

Basic earnings (loss) per common share ..........   $  (0.09)   $   0.10
                                                    ========    ========

Average outstanding common shares for
  basic earnings (loss) per share ...............      3,303       3,303
                                                    ========    ========

Average outstanding common shares and equivalents
 for diluted earnings (loss) per share ..........      3,303       3,303
                                                    ========    ========

Diluted earnings (loss) per share ...............   $  (0.09)   $   0.10
                                                    ========    ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                      Six Months Ended
                                                         January 31,
                                                      2000         1999
                                                    --------    --------
Net sales .......................................   $ 76,052    $ 81,644

Cost of goods sold ..............................     67,267      74,677
                                                    --------    --------

Gross profit ....................................      8,785       6,967

Selling, general and administrative expenses ....      6,704       6,319

Other income (expense):
    Interest expense ............................     (2,745)     (2,725)
    Other income ................................        442         546
                                                    --------    --------

Income (loss) before taxes ......................       (222)     (1,531)

Income tax provision (benefit) ..................        (63)       (574)
                                                    --------    --------

Net income (loss) ...............................   $   (159)   $   (957)
                                                    ========    ========

Basic earnings (loss) per common share ..........   $  (0.05)   $  (0.29)
                                                    ========    ========

Average outstanding common shares for
  basic earnings (loss) per share ...............      3,303       3,303
                                                    ========    ========

Average outstanding common shares and equivalents
 for diluted earnings (loss) per share ..........      3,303       3,303
                                                    ========    ========

Diluted earnings (loss) per share ...............   $  (0.05)   $  (0.29)
                                                    ========    ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                          Six Months Ended
                                                             January 31,
                                                          2000        1999
                                                        --------    --------
Cash flows from operating activities:
    Net (loss) income ...............................   $   (159)   $   (957)
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation ................................      5,193       2,380
        Amortization ................................         50         144
        Changes in assets and liabilities:
            Accounts receivable .....................      3,320       7,674
            Inventories .............................      4,494       9,776
            Leased equipment, net ...................        182      (2,625)
            Inventory floor-plan financing ..........     (8,280)        542
            Short-term financing ....................      2,958     (12,317)
            Prepaid expenses ........................        (32)        (28)
            Accounts payable ........................     (6,736)     (4,678)
            Accrued payroll and vacation ............       (267)       (114)
            Other accrued liabilities ...............       (873)        (80)
            Deferred lease income ...................       (213)      2,846
            Income taxes receivable/payable .........       (277)       (931)
                                                        --------    --------
     Net cash provided by (used in)
      operating activities ..........................       (640)      1,632
                                                        --------    --------

Cash flow from investing activities:
    Purchase of fixed assets ........................       (384)     (1,484)
    Purchase of rental equipment, net ...............       (576)       (354)
    Covenant not to compete .........................        -0-         (21)
                                                        --------    --------
    Net cash used in investing activities ...........       (960)     (1,859)
                                                        --------    --------

Cash flows from financing activities:
    Principal payments on capital leases ............         13         (33)
    Long-term borrowings ............................        (10)          2
                                                        --------    --------
    Net cash provided by (used in)
       financing activities .........................          3         (31)
                                                        --------    --------

Decrease in cash and cash equivalents ...............     (1,597)       (258)
Cash and cash equivalents at beginning of
 period .............................................      2,629       2,555
                                                        --------    --------

Cash and cash equivalents at end of period ..........   $  1,032    $  2,297
                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest ........................................   $  2,669    $  2,725
    Income taxes ....................................        190         365

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

2.   INVENTORIES

Inventories consist of the following:

                                               January 31,  July 31,
                                                  2000        1999
                                                -------     -------
     Equipment:
       New equipment                            $41,565     $49,325
       Used equipment                             7,384       7,642
       Parts                                     10,564      10,101
                                                -------     -------
                                                $59,513     $67,068
                                                =======     =======

3.   FIXED ASSETS

Fixed Assets consist of the following:

                                              January 31,   July 31,
                                                 2000         1999
                                              ----------    --------
     Operating property, plant & equipment:
       Land                                   $      420    $    420
       Buildings                                   5,130       5,126
       Machinery & equipment                       4,032       3,869
       Office furniture & fixtures                 2,301       2,291
       Computer hardware & software                1,393       1,299
       Vehicles                                    1,886       1,841
       Leasehold improvements                        419         360
                                              ----------    --------
                                              $   15,581    $ 15,206
       Less accumulated depreciation              (6,094)     (5,388)
                                              ----------    --------
     Property, plant, and equipment (net)     $    9,485    $  9,818
                                              ==========    ========

     Rental equipment fleet                   $   36,821    $ 36,395
       Less accumulated depreciation              (6,295)     (5,029)
                                              ----------    --------
     Rental equipment (net)                   $   30,526    $ 31,366
                                              ==========    ========

     Leased equipment fleet (net)             $    5,082    $  5,264
                                              ==========    ========

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

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED JANUARY 31, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999.

Revenues for the three-month period ended January 31, 2000 decreased 18% to $34 million compared with $41.3 million for the three-month period ended January 31, 1999. Revenues were down from the prior year's second quarter in all departments except rentals which have been positively affected by the increase in rental equipment fleet and utilization. Equipment sales were negatively affected by continued competitive pressures, a slower northwest economy, and the first quarter consolidation of four stores.

Revenues for the six-month period ended January 31, 2000 decreased $5,592,000 or approximately 7% over the six-month period ended January 31, 1999. The decrease was due primarily to the consolidation of four stores in the past six months. For the six-month period ended January 31, 2000, revenue in all departments except rentals were down from the same period in the prior year.

The Company's gross profit margin of 11.4% for the three-month period ended January 31, 2000 was up from the prior year comparative period margin of 10.9%. The increase in gross profit margins was the result of higher utilization of discount programs in new equipment. For the six-month period ended January 31, 2000, the Company's gross margin was 11.6%, up from the 8.5% gross margin for the six-month period ended January 31, 1999.

For the three-month period ended January 31, 2000, selling, general, and administrative ("SG&A") expenses, as a percentage of revenue, were 9.5%, up from 7.7% for the prior year's quarter. SG&A expenses for the six-month period ended January 31, 2000 were 8.8% of revenue compared to 7.7% of revenue for the prior year six-month period. The increase in SG&A expenses as a percent of revenue is due in large part to the effect of slightly higher incremental dollar expenses over significantly lower sales volumes. Executive management is working to reduce SG&A expenses as a percentage of sales for the balance of the fiscal year.

Interest expense for the three months ended January 31, 2000 of $1,253,000 was up from the $957,000 in the prior year comparative period. This increase is the result of a higher average borrowing rate on the Deutsche Financial Services facility and increased levels of borrowing during the period. Interest expense for the six-month period ended January 31, 2000 was $2,745,000 compared to $2,725,000 for the six-month period ended January 31, 1999, due to the factors just mentioned.

The effective tax rate for the six months ended January 31, 2000 was approximately 28.4%, which is lower than the 37.5% effective tax rate for the prior year comparative period, due to the effect of Delaware franchise taxes reducing the tax benefits of pre-tax losses. The Company anticipates the effective tax rate to be at or near the current statutory rates for the foreseeable future.

The Company had a net loss for the quarter ended January 31, 2000 of $284,000 or $.09 per (basic and diluted) share compared with net income of $331,000 or $0.10 per (basic and diluted) share for the prior year's second quarter. For the six-month period ended January 31, 2000, the Company reported a loss of $0.05 per share (basic and diluted) compared with net loss of $0.29 per (basic and diluted) share for the six-month period ended January 31, 1999. The loss in the first half of fiscal 1999 included the effect of a used equipment reserve taken in the first fiscal quarter of that year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease equipment fleets and store operations. The Company's primary source of internal liquidity has been its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, and Deutsche Financial Services ("DFS") and, with respect to prior acquisitions, secured loans from Case.

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 2000, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $8,848,000.

The Company maintains a $75 million inventory flooring and operating line of credit through Deutsche Financial Services ("DFS"). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of January 31, 2000, approximately $73,821,000 was outstanding under the DFS credit facility. At January 31, 2000, the Company was in technical default of the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. The Company requested but did not obtain a waiver for the period through January 31, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after January 31, 2000.

During the quarter ended January 31, 2000, cash and cash equivalents decreased by $1,597,000. The Company had negative cash flow from operating activities during the second quarter reflecting a decrease in short-term floor-plan financings and accounts payable. Purchases of fixed assets during the period were related mainly to the purchase of new equipment for the rental fleet.

The Company's cash and cash equivalents of $1,032,000 as of January 31, 2000 and available credit facilities are considered sufficient to support current or higher levels of operations for at least the next twelve months.

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

All of the products and services provided by the Company are either capital equipment or included in capital equipment, which are used in the construction, industrial, and agricultural sectors. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction, industrial equipment sold and rented by the Company. In addition, although agricultural equipment sales are less than 5% of the Company's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect the Company's agricultural equipment related business.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At January 31, 2000, the Company was in technical default of the minimum tangible net worth covenant in the Deutsche Financial Services ("DFS") Loan Agreement. As of January 31, 2000, the outstanding balance owed to DFS was approximately $73,821,000. The Company requested but did not receive a waiver of the default for the period through January 31, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after January 31, 2000. See Item 1, "Liquidity and Capital Resources."

PART II. OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On February 2, 2000, the Company held its 1999 Annual meeting of Stockholders (the "Annual Meeting"). Prior to the meeting, incumbent directors Harold Chapman and Merrill McPeak resigned from the Board of Directors and withdrew their names as director nominees. The two remaining directors holding office prior to the date of the Annual Meeting, Messrs. C. Dean McLain and Robert M. Rubin, were nominated for election at the Annual Meeting, and both of such persons were reelected at the Annual Meeting for another term as director. Dr. Seymour Kessler and Mr. Allen Perres were also nominated for election at the Annual Meeting, and both of such persons were elected at the Annual Meeting for a term as director. The votes recorded for election of each nominee for director were the following:

          NAME                          FOR           AGAINST      ABSTENTION
          ----                       ---------        -------      ----------
          C. Dean McLain             3,169,733          -0-          24,602
          Robert M. Rubin            3,169,733          -0-          24,602
          Seymour Kessler            2,000,000          -0-             -0-
          Allen Perres               2,000,000          -0-             -0-

               Votes were also cast, and proposals approved, at the Annual Meeting for ratification of the reappointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the 2000 fiscal year (3,192,795 votes in favor, 1,040 votes against, and 500 abstentions).

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

WESTERN POWER & EQUIPMENT CORP.

March 15, 2000

                                         By: /s/ Mark J. Wright
                                         ----------------------
                                         Mark J. Wright
                                         Vice President of Finance and
                                         Chief Financial Officer