Form 10-Q
period 2000-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2000-06-14
CIK 939729

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2000
                         Commission File Number 0-26230

                         WESTERN POWER & EQUIPMENT CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               91-1688446
(State or other jurisdiction of                           (I.R.S. Employer I.D.
  incorporation or organization)                                 number)

4601 NE 77TH AVENUE, SUITE 200, VANCOUVER, WA                       98662
  (Address of principal executive offices)                        (Zip Code)

                    Registrant's telephone no.: 360-253-2346

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                    YES  /X/                       NO  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Title of Class                                       Number of shares
         Common Stock                                           Outstanding
 (par value $.001 per share)                                      3,303,162

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page Number
         Item 1.  Financial Statements

           Consolidated Balance Sheet
             April 30, 2000 (Unaudited) and July 31, 1999.......................     1

           Consolidated Statement of Operations
             Three months ended April 30, 2000 (Unaudited)
             and April 30, 1999 (Unaudited).....................................     2

           Consolidated Statement of Operations
             Nine months ended April 30, 2000 (Unaudited)
             and April 30, 1999 (Unaudited)....................................      3

           Consolidated Statement of Cash Flows
             Nine months ended April 30, 2000 (Unaudited)
             and April 30, 1999 (Unaudited)....................................      4

           Notes to Consolidated Financial Statements..........................      5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Operating Results....................      7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................     N/A

         Item 2.  Changes in Securities........................................     N/A

         Item 3.  Defaults Upon Senior Securities..............................     10

         Item 4.  Submission of Matters to a Vote of Security
                  Holders......................................................     N/A

         Item 5.  Other Information............................................     11

         Item 6.  Exhibits and Reports on Form 8-K.............................     13

ITEM 1.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                April 30,         July 31,
                                                                                  2000              1999
                                                                                ---------         --------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents..........................................         $    848          $  2,629
    Accounts receivable, less allowance for
      doubtful accounts of $675 and $724...............................           13,599            15,500
    Inventories........................................................           60,482            67,068
    Prepaid expenses...................................................              221               233
    Income taxes receivable............................................            1,248               354
    Deferred income taxes..............................................            1,410             1,410
                                                                                --------          --------
        Total current assets...........................................           77,808            87,194

    Property, plant and equipment, net.................................            9,401             9,818
    Rental equipment fleet, net........................................           30,282            31,366
    Leased equipment fleet, net........................................            5,029             5,264
    Intangibles and other assets, net..................................            2,871             2,952
                                                                                --------          --------
        Total fixed assets.............................................           47,583            49,400

        Total assets...................................................         $125,391          $136,594
                                                                                ========          ========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under floor plan financing..............................         $ 11,169          $ 17,128
    Short-term borrowings..............................................           70,318            70,883
    Accounts payable...................................................            9,699            12,702
    Accrued payroll and vacation.......................................              695               825
    Other accrued liabilities..........................................            1,578             1,756
    Deferred income taxes..............................................                7                 0
    Capital lease obligation...........................................                0                17
                                                                                --------           --------
    Total current liabilities..........................................           93,466           103,311

Deferred income taxes..................................................              837               837
Capital lease obligation...............................................            4,793             4,755
Long-term borrowings...................................................               34                48
Deferred gain..........................................................                0              140
Deferred lease income..................................................            6,045             6,181
                                                                                --------          --------
      Total long-term liabilities......................................           11,709            11,961

        Total liabilities..............................................          105,175           115,272

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding......................................                -                 -
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,303,162 issued and outstanding.....................                4                 4
    Additional paid-in capital.........................................           16,072            16,072
    Retained earnings..................................................            5,631             6,737
    Less common stock in treasury, at cost
      (230,300 shares).................................................           (1,491)           (1,491)
                                                                                --------          --------
        Total stockholders' equity.....................................           20,216            21,322

        Total liabilities and stockholders'
          equity.......................................................         $125,391          $136,594
                                                                                ========          ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                                    Three Months Ended
                                                                                         April 30,
                                                                                  2000              1999
                                                                                --------          --------
Net revenue............................................................         $ 35,340          $ 40,371

Cost of goods sold.....................................................           32,104            36,277
                                                                                --------          --------
Gross profit...........................................................            3,236             4,094

Selling, general and administrative expenses...........................            3,220             3,061

Other income (expense):
    Interest expense...................................................           (1,641)           (1,213)
    Other income.......................................................               82               113
                                                                                --------          --------
Income (loss) before taxes.............................................           (1,543)              (67)

Income tax provision (benefit).........................................             (596)               (5)
                                                                                --------          --------
Net income (loss)......................................................         $   (947)         $    (62)
                                                                                ========         =========

Basic earnings (loss) per common share.................................         $  (0.29)        $   (0.02)
                                                                                ========         =========
Average outstanding common shares for
  basic earnings (loss) per share......................................            3,303             3,303
                                                                                ========         =========
Average outstanding common shares and equivalents
 for diluted earnings (loss) per share.................................            3,303             3,303
                                                                                ========         =========
Diluted earnings (loss) per share......................................         $  (0.29)         $  (0.02)
                                                                                ========         =========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                       Nine Months Ended
                                                                                           April 30,
                                                                                  2000              1999
                                                                                --------          --------
Net revenue............................................................         $111,392          $122,015

Cost of goods sold.....................................................           99,371           110,954
                                                                                --------          --------
Gross profit...........................................................           12,021            11,061

Selling, general and administrative expenses...........................            9,924             9,380

Other income (expense):
    Interest expense...................................................           (4,386)           (3,938)
    Other income.......................................................              524               659
                                                                                --------          --------
Income (loss) before taxes.............................................           (1,765)           (1,598)

Income tax provision (benefit).........................................             (659)             (579)
                                                                                --------          --------

Net income (loss)......................................................         $ (1,106)          $(1,019)
                                                                                ========          ========

Basic earnings (loss) per common share.................................         $  (0.33)          $ (0.31)
                                                                                ========           =======
Average outstanding common shares for
  basic earnings (loss) per share......................................            3,303             3,303
                                                                                ========           =======
Average outstanding common shares and equivalents
 for diluted earnings (loss) per share.................................            3,303             3,303
                                                                                ========           =======

Diluted earnings (loss) per share......................................         $  (0.33)          $ (0.31)
                                                                                ========           =======

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                      Nine Months Ended
                                                                                          April 30,
                                                                                   2000            1999
                                                                                 -------           -------
Cash flows from operating activities:
    Net loss...........................................................          $(1,106)          $(1,019)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation...................................................            8,370             7,610
        Amortization...................................................               81               185
        Gain on sales of fixed assets..................................              (44)             (287)

        Changes in assets and liabilities:
            Accounts receivable........................................            1,901             7,773
            Inventories................................................            2,441            10,746
            Prepaid expenses...........................................               12               (88)
            Accounts payable...........................................           (3,003)           (6,266)
            Accrued payroll and vacation...............................             (130)              (88)
            Other accrued liabilities..................................             (178)             (338)
            Deferred lease income......................................             (136)            2,774
            Deferred income taxes......................................                7                 0
            Income taxes receivable/payable............................             (894)             (887)
            Deferred gain..............................................             (140)              144
                                                                                 --------          -------
     Net cash provided by operating activities.........................            7,181            20,259
                                                                                 --------          -------
Cash flow from investing activities:
    Purchase of fixed assets...........................................             (798)           (2,887)
    Purchase of rental equipment.......................................           (2,002)          (10,694)
    Proceeds on sale of fixed assets...................................              120             2,212
    Leased equipment...................................................              235            (2,562)
    Covenant not to compete............................................                0               (21)
                                                                                 --------          -------
    Net cash used in investing activities .............................           (2,445)          (13,952)
                                                                                 --------          -------

Cash flows from financing activities:
    Inventory floor-plan financing.....................................           (5,959)            6,296
    Short-term financing...............................................             (565)          (11,530)
    Principal payments on capital leases...............................               21               (43)
    Long-term borrowings...............................................              (14)           (1,137)
                                                                                 --------          -------
    Net cash used in financing activities..............................           (6,517)           (6,414)
                                                                                 --------          -------

Decrease in cash and cash equivalents..................................           (1,781)             (107)
Cash and cash equivalents at beginning of
  period...............................................................            2,629             2,555
                                                                                  -------          -------

Cash and cash equivalents at end of period.............................          $   848           $ 2,448
                                                                                 ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest...........................................................          $ 4,356           $ 4,057
    Income taxes.......................................................              204               372

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

2.       INVENTORIES

Inventories consist of the following:

                                                                                  April 30,       July 31,
                                                                                    2000            1999
                                                                                  ----------      ---------
         Equipment:
           New equipment                                                          $ 43,537        $ 49,325
           Used equipment                                                            7,167           7,642
           Parts                                                                     9,778          10,101
                                                                                  --------        --------
                                                                                  $ 60,482        $ 67,068
                                                                                  ========        ========


3.       FIXED ASSETS

Fixed Assets consist of the following:

                                                                                   April 30,       July 31,
                                                                                     2000           1999
                                                                                  ---------       --------
         Operating property, plant & equipment:
           Land                                                                   $   700         $    420
           Buildings                                                                5,132            5,126
           Machinery & equipment                                                    3,933            3,869
           Office furniture & fixtures                                              2,309            2,291
           Computer hardware & software                                             1,403            1,299
           Vehicles                                                                 1,812            1,841
           Leasehold improvements                                                     455              360
                                                                                  -------          -------
                                                                                  $15,744          $15,206
           Less accumulated depreciation                                           (6,343)          (5,388)
                                                                                  -------          -------
         Property, plant, and equipment (net)                                     $ 9,401          $ 9,818
                                                                                  =======          =======


         Rental equipment fleet                                                   $36,724          $36,395
           Less accumulated depreciation                                           (6,442)          (5,029)
                                                                                  -------           -------
         Rental equipment (net)                                                   $30,282          $31,366
                                                                                  =======          =======


         Leased equipment fleet (net)                                             $ 5,029          $ 5,264
                                                                                  =======          =======

4.       SEGMENT INFORMATION.

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


         Business Component                     Three Months Ended                    Nine Months Ended
         Net Revenues                                April 30,                            April 30,
                                               2000              1999             2000              1999
         ---------------------------         --------          --------         --------          --------
         Equipment Sales                     $ 21,989          $ 23,539         $ 65,755          $ 72,171

         Equipment Rental                       4,538             6,938           18,153            20,298

         Product Support                        8,813             9,894           27,484            29,546
                                              -------           -------          -------           -------

         Totals                                35,340            40,371          111,392           122,015


         Business Component                     Three Months Ended                    Nine Months Ended
         Gross Margins                                April 30,                            April 30,
                                               2000              1999             2000              1999
         ---------------------------         --------          --------         --------          --------
         Equipment Sales                     $    789          $  1,109          $ 2,683          $  1,859

         Equipment Rental                         543               939            4,301             3,978

         Product Support                        1,904             2,046            5,037             5,224
                                              -------           -------          -------           -------

         Totals                                 3,236             4,094           12,021            11,061

5.       IMPAIRMENT OF ASSETS.

                 In the first quarter of fiscal 1999, the Company recognized a non-recurring charge of approximately $1,100 for used equipment reserves. The Company's used equipment was determined to have a fair market value (as determined by equipment auction prices) lower than its book value at that time. Long lives assets are reviewed periodically to determine if the fair value is less than the carrying value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural and industrial sectors and general economic cycles; the success of the Company's cost reduction efforts through store closures and otherwise; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with Case and other suppliers; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED APRIL 30, 1999.

Revenues for the three-month period ended April 30, 2000 decreased 13% to $35.3 million compared with $40.4 million for the three-month period ended April 30, 1999. Revenues were down from the prior year's third quarter in all departments except rentals which have been positively affected by the increase in rental equipment fleet and utilization. Equipment sales were negatively affected by continued competitive pressures, a slower northwest construction economy, and the closure of four stores over the past year.

Revenues for the nine-month period ended April 30, 2000 decreased $10,625,000 or approximately 8.7% from the nine-month period ended April 30, 1999. The decrease was due primarily to the closure of four stores in the past twelve months. For the nine-month period ended April 31, 2000, revenue in all departments except rentals were down from the same period in the prior year.

The Company's gross profit margin of 9.2% for the three-month period ended April 30, 2000 was down from the prior year comparative period margin of 10.1%. The decrease in gross profit margins was the result of continued pressure to decrease inventory levels in a slow market. For the nine-month period ended April 30, 2000, the Company's gross margin was 10.8%, up from the 9.1% gross margin for the nine-month period ended April 30, 1999. The fiscal 1999 year-to-date gross margin was negatively affected by a non-recurring charge for used equipment in the first fiscal quarter of that year.

For the three-month period ended April 30, 2000, selling, general, and administrative ("SG&A") expenses, as a percentage of revenue, were 9.1%, up from 7.6% for the prior year's quarter. SG&A expenses for the nine-month period ended April 30, 2000 were 8.9% of revenue compared to 7.7% of revenue for the prior year nine-month period. The increase in SG&A expenses as a percent of revenue is due in large part to the effect of expenses of consolidating/closing store locations divided by significantly lower sales volumes. Executive management is working to reduce SG&A expenses as a percentage of sales for the balance of the fiscal year.

Interest expense for the three months ended April 30, 2000 of $1.6 million was up from the $1.2 million in the prior year comparative period. This increase is the result of a higher average borrowing rate on the Deutsche Financial Services
(DFS) facility (described below under Liquidity and Capital Resources) and increased levels of borrowing during the period. Interest expense for the nine-month period ended April 30, 2000 was $4.4 million compared to $3.9 million for the nine-month period ended April 30, 1999, due to the factors just mentioned.

The effective tax rate for the nine months ended April 30, 2000 was approximately 37.3%, which is higher than the 36.3% effective tax rate for the prior year comparative period, due to the effect of Delaware franchise taxes reducing the tax benefits of pre-tax losses. The Company anticipates the effective tax rate to be at or near the current statutory rates for the foreseeable future.

The Company had a net loss for the quarter ended April 30, 2000 of $0.95 million or $.29 per (basic and diluted) share compared with net loss of $0.06 million or $0.02 per (basic and diluted) share for the prior year's third quarter. For the nine-month period ended April 30, 2000, the Company reported a loss of $0.33 per share (basic and diluted) compared with net loss of $0.31 per (basic and diluted) share for the nine-month period ended April 30, 1999. The loss in fiscal 1999 included the effect of a used equipment reserve taken in the first fiscal quarter of that year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease equipment fleets and store operations. The Company's primary source of internal liquidity has been its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, and DFS and, with respect to prior acquisitions, secured loans from Case.

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 2000, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $11.1 million.

The Company maintains a $75 million inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 2000, approximately $70.3 million was outstanding under the DFS credit facility. At April 30, 2000, the Company was in technical default of the tangible net worth and interest coverage ratio financial covenants in the Deutsche Financial Services Loan Agreement. The Company did not obtain a waiver for the period through April 30, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after April 30, 2000. In addition, by its terms, the DFS credit facility expires on June 30, 2000. The Company is currently in negotiations with DFS regarding the default and renewal/extension of the credit facility. Although the Company currently has no contingency plan in the event that DFS calls the debt due to the default or does not renew the credit facility, the Company would seek replacement credit facilities, although the availability, terms, and conditions of any such facility cannot be determined at this time. In the event that adequate replacement credit facilities could not be obtained, DFS could exercise any of its rights under the Loan Agreement including, but not limited to, foreclosing its security interest in the Company's assets.

During the quarter ended April 30, 2000, cash and cash equivalents decreased by $0.2 million. The Company had positive cash flow from operating activities during the third quarter and for the nine-month year-to-date period reflecting a decrease in inventories and accounts receivable. Purchases of fixed assets during the period were related mainly to the purchase of new equipment for the rental fleet.

The Company's cash and cash equivalents of $0.8 million as of April 30, 2000 along with its cash flow and available credit facilities (assuming the DFS facility is renewed on terms acceptable to the Company) are considered sufficient to support current levels of operations for at least the next twelve months.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At April 30, 2000, the Company was in technical default of the Deutsche Financial Services ("DFS") Loan Agreement. As of April 30, 2000, the outstanding balance owed to DFS was approximately $70.3 million. The Company did not receive a waiver of the default for the period through April 30, 2000. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after April 30, 2000. For a further explanation of the default and the potential effects thereof, see Item 1, "Liquidity and Capital Resources."

PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

     ITEM 5.  OTHER INFORMATION

              A. On April 18, 2000, the Company announced that it had entered into a letter of intent to merge with e-Mobile, Inc., a Delaware corporation, and sell Western's existing business to Western management. If the transaction is consummated, shares of the Company's common stock would be converted into shares of the surviving corporation in the merger, subject to any applicable dissenters' rights. Closing of the transaction is conditioned on approval of the transaction by shareholders of Western Power & Equipment and certain other regulatory approvals. Completion of the transaction is also subject to the satisfaction of a number of contractual conditions, including but not limited to the Company repurchasing or retiring outstanding options. The Company is continuing to negotiate the terms of a definitive agreement and proceeding to satisfy conditions of the merger agreement. There is no assurance that the transaction will be consummated.

              B. In May 2000, the Company sold its business in Moses Lake, Washington to another equipment dealer and no longer has a physical presence in that area. In connection with such sale, Case Corporation has assigned it dealer contract for that area to the purchasing dealer.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              A.   Exhibit 27  Financial Data Schedule

              B.   REPORTS ON FORM 8-K.  NONE

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN POWER & EQUIPMENT CORP.

June 14, 2000

                                    By: /s/ Mark J. Wright
                                        -----------------------------
                                        Mark J. Wright
                                        Vice President of Finance and
                                        Chief Financial Officer