Form 10-K405
period 2000-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2000-10-30
CIK 939729

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000

Commission File Number 0-26230

WESTERN POWER & EQUIPMENT CORP.
(Exact name of Registrant as specified in its charter)

DELAWARE	91-1688446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4601 NE 77TH AVE, SUITE 200, VANCOUVER, WA	98662
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (360) 253-2346

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /x/

    As of October 16, 2000: (a) 3,353,162 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,353,162 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $2,960,042 based on the closing sale price of $2.1875 per share on October 12, 2000.

    Portions of the Registrant's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

General

    Western Power & Equipment Corp., a Delaware corporation (the "Company"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. The Company believes, based upon the number of locations owned and operated, that it is one of the largest independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

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

    The Company's strategy has focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, it may seek to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past two years, the Company has concentrated on consolidating its stores to improve operating efficiency and profitability. See "Business Strategy."

History and Acquisitions

    The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 59.6 percent of the outstanding shares of the Company as of July 31, 2000.

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

    The Company consolidated four facilities in the first quarter of fiscal 2000 into larger stores in each region. One branch office in Washington was sold during the third quarter while two temporary locations were established in Southern California. The closures are intended to increase efficiencies and reduce costs. The two branches in California were established in an effort to assist Case Corporation in a dealership transition for Southern California.

    The Company consolidated one branch in Washington during the first quarter of fiscal 2001. There were 21 branches as of the end of fiscal year 2000.

Business Strategy

    The Company's business strategy has focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in fiscal 1999 and 2000 due to market conditions.

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

    The third prong of the Company's business strategy is to expand sales at its existing locations in three ways. First, the Company will continue to broaden its product line by adding equipment and parts produced by manufacturers other than Case. The Company has already added products to its inventories produced by such quality manufacturers as Dynapac, Champion, Link-Belt, Takeuchi, Tymco, Vactor, Kawasaki, Kubota, Daewoo, and Stewart & Stevenson. Second, the Company will seek to increase sales of parts and service—both of which have considerably higher margins than equipment sales. This increase will be accomplished through the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case. Third, the Company plans to further develop its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers. Management anticipates that rental of equipment will make up an increasing share of the Company's revenues.

Products

Case Construction Equipment.

    The construction equipment (the "Equipment") sold, rented, and serviced by the Company generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a smaller machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small quantities of material—e.g., dirt and rocks—around a job site). Selling prices for these units range from $15,000 to $350,000 per piece of Equipment.

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

Other Products.

    Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 42% of the Company's net sales for fiscal year 2000 and fiscal 1999 resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

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

Equipment Rental.

    The Company maintains a separate fleet of Equipment that it holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store was consolidated with the Company's Auburn, Washington store in August 2000. Rentals have increased to 17% of revenue in fiscal year 2000 from 8% of revenue in fiscal year 1998. See Sales and Marketing below.

Product Support.

    The Company operates a service center and yard at each retail distribution outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from the Company. The Company employs approximately 115 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by the Company. The Company has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by the Company, and independently marketing such contracts to its customers. The Company services items and types of Equipment which include those that are neither sold by the Company nor manufactured by Case.

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

Sales and Marketing

    The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of its total sales in the fiscal year ended July 31, 2000.

    For fiscal years 2000, 1999, and 1998, the revenue breakdown by source for the business operated by the Company were approximately as follows:

	FY 2000	FY 1999	FY 1998
Equipment Sales	59%	60%	69%
Equipment Rental	17%	16%	8%
Product Support	24%	24%	23%

	100%	100%	100%

    The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

    The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2000 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

    The Company employed approximately 60 Equipment salespersons on July 31, 2000. All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

    On July 31, 2000, the Company employed 6 product support salespersons who sell the Company's parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

Suppliers

    The Company purchases the majority of its inventory of equipment and parts from Case. No other supplier accounted for more than 10% of such inventory purchases during fiscal 2000. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

    Case's two major competitors in the manufacture of full lines of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with Case Equipment and other Equipment distributed by the Company. These competitors and their product specialties include, but are not limited to, JCB Corporation—backhoes, Kobelco Corporation—excavators, Dresser Industries—light and medium duty dozers, Komatsu Corporation—wheel loaders and crawler dozers, and Bobcat, Inc.—skid steer loaders.

    The Company is currently the only Case dealer for construction equipment in Alaska, northern Nevada, and in the northern California area (other than Case-owned distribution outlets), and is one of two Case dealers in Oregon and Washington. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, the Company plans to increase its sales of products produced by companies other than Case.

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

Employees

    At July 31, 2000, the Company employed 377 full-time employees. Of that number, 22 are in corporate administration, 25 are involved in administration at the branch locations, 108 are employed in Equipment sales and rental, and 222 are employed in product support. At July 31, 2000, approximately 19 of the Company's service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2001. As of May 1999, approximately 19 service technicians employed at the Auburn, Washington operation had voted to be represented in collective bargaining by Operating Engineers Local Union Nos. 302 and 612 of the International Union of Operating Engineers, AFL-CIO. The Company and the local union representatives are currently in contract negotiations as to a contract for these employees. As of January 2000, approximately 5 service technicians and 2 parts employees employed at the Springfield, Oregon operation had voted to be represented in collective bargaining by Operating Engineers Local Union No. 701 of the Operating Engineers. The Company and the local union representatives are currently in contract negotiations as to a contract with these employees. The Company believes that its relations with its employees are generally satisfactory.

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

Forward-Looking Statements

    Information included above relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's entry into new markets; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger transaction (see below). Any forward-looking statements should be considered in light of these factors.

Letter of Intent to Merge

    On April 18, 2000, the Company announced that it had entered into a letter of intent to merge with e-Mobile, Inc., a Delaware corporation, and sell the Company's existing business to the Company's management. If the transaction is consummated, shares of the Company's common stock would be converted into shares of the surviving corporation in the merger, subject to any applicable dissenters' rights. Closing of the transaction is conditioned on the approval of the transaction by shareholders of the Company and certain other regulatory approvals. Completion of the transaction is also subject to the satisfaction of a number of contractual conditions, including but not limited to the Company repurchasing or retiring outstanding options. The Company is continuing to negotiate the terms of a definitive agreement and preparing to satisfy the expected conditions of the merger agreement. There is no assurance that the transaction will be consummated.

ITEM 2.  PROPERTIES

    The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 2000. The Store located in Kent, Washington was closed in the first quarter of fiscal 2001.

Location and Use	Lessor	Expiration Date	Annual Rental	Size/Square Feet	Purchase Options
1745 N.E. Columbia Blvd. Portland, Oregon 97211	Carlton O. Fisher, CNJ Enterprises	12/31/2010	$84,000(1) plus CPI adjustments	Approx. 4 acres; building 17,622 sq. ft.	No
1665 Silverton Road, N.E. Salem, Oregon 97303	LaNoel Elston Myers Living Trust	7/10/2001	$33,600(1)	Approx. 1 acre; buildings 14,860 sq. ft.	No
1702 North 28th Street Springfield, Oregon 97477	McKay Investment Company	6/14/2001	$69,000(1)	Approx. 5 acres; building 17,024 sq. ft.	No
West 7916 Sunset Hwy. Spokane, Washington 99204	U.S. Bank	9/30/2003	$69,600(1)	Approx. 5 acres; building 19,200 sq. ft.	No
12406 Mukilteo Speedway Mukilteo, Washington 98275	Phil & Jana Pickering	10/31/2008	$114,000(1)	Approx. 2.1 acres; building 13,600 sq. ft.	No
620 N. Oregon Ave Pasco, Washington 99301	Dress Bros. Partnership	11/15/2000	$66,000(1)	Approx. 3 acres; building 10,000 sq. ft.	No
4601 N.E. 77th Avenue Suite 200 Vancouver, Washington 98662 (Executive Offices)	Parkway Limited Partnership	1/31/2001	$157,200	Building 8,627 sq. ft.	No
2702 W. Valley Hwy No. Auburn, Washington 98001	Avalon Island LLC	11/30/2015	$204,000(1)	Approx. 8 acres; building 33,000 sq. ft.	No
500 Prospect Lane Moxee, Washington 98936 (Subleased to 3rd Party)	Owned	N/A	N/A	Approx. 1.5 acres; building 4,320 sq. ft.	N/A
1455 Glendale Ave. Sparks, Nevada 89431	McLain-Rubin Realty Company, LLC	1/31/2007	$276,000(2)	Approx. 5 acres; building 22,475 sq. ft.	No
25886 Clawiter Road Hayward, California 94545	Fred Kewel II, Agency	11/30/99	$110,088(1)	Approx. 2.8 acres; building 21,580 sq. ft.	No
3540 D Regional Parkway Santa Rosa, California 95403	Soiland	Month-to-Month	$43,284(1) plus annual CPI adjustments	Approx. 1.25 acres; building 5,140 sq. ft.	No
1751 Bell Avenue Sacramento, California 95838	McLain-Rubin Realty Company, LLC	9/30/2007	$228,000(2)	Approx. 8 acres; building 35,940 sq. ft.	No
1041 S. Pershing Avenue Stockton, California 95206	Raymond Investment Corp.	3/14/2001	$44,400(1) plus annual CPI adjustments	Approx. 2 acres; building 8,000 sq. ft.	No
8271 Commonwealth Avenue Buena Park, California 90621	M.E. Robinson	3/31/2001	$89,964(1)	Approx. 1 acre; building 11,590 sq. ft.	Yes

2535 Ellis Street Redding, Oregon 96001	Hart Enterprises	2/15/2002	$33,600	Approx. 2 acres; building 6,200 sq. ft.	Yes
913 S. Central Kent, Washington 98032 (Rental only facility)	McLain-Rubin Realty II	5/31/2017	$205,200(2) plus CPI adjustments	Approx. 4.4 acres; building 21,400 sq. ft.	No
723 15th Street Clarkston, Washington 99403	Mark Flerchinger	11/02/2002	$18,600	Approx. 1.2 acres; building 3,750 sq. ft.	Yes
3199 E. Onstott Road Yuba City, California 95991	McLain-Rubin Realty III	9/30/2007	$66,000(2)	Approx. 13 acres; building 23,900 sq. ft.	No
2020 E. Third Avenue Anchorage, Alaska 99501	Owned	N/A	N/A	Approx. 4 acres; building 15,650 sq. ft.	N/A
10062 Live Oaks Ave Fontana, California 92335	Fruehauf Trailer Services	04/30/01	$120,000	Approx. 1.8 acres; building 16,000 sq. ft.	No
1445 Simpson Way Escondido, California 92029	SMA Equipment Company	11/30/02	$99,395	Approx. 1 acre; building 9,700 sq. ft.	No
3511 International Street Fairbanks, Alaska 99701	Airport Rentals	11/30/2009	$74,400	Approx. 1.5 acres; building 8,500 sq. ft.	No

(1)
Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.

(2)
Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.

    The Company's operating facilities at July 31, 2000 were separated into ten "hub" outlets, ten "sub-stores" and one rental only store in Kent, Washington. In addition the Company maintains its headquarters operations in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn, and Spokane, Washington; Portland and Springfield, Oregon; Sparks, Nevada; Hayward, Buena Park and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Mukilteo, Pasco and Clarkston Washington; Salem, Oregon; Santa Rosa, Stockton, Fontana, Escondido, Redding, and Yuba City, California; and Fairbanks, Alaska.

    The rental store in Kent was closed in the first quarter of fiscal year 2001 and the operations combined with the operations in Auburn, Washington.

    All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT(1)

Name	Officer Since	Age	Position Held With the Registrant
C. Dean McLain	1993	47	Chairman, President, and Chief Executive Officer(2)
Mark J. Wright	1997	44	Vice President of Finance, Chief Financial Officer, Treasurer, and Secretary

(1)
The officers serve for a term of one year and until their successors are elected.

(2)
Elected Chairman in 1998, Chief Executive Officer and President in 1993.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is traded on the NASDAQ National Market System (until May 20, 1999) and the NASDAQ SmallCap Market (since May 20, 1999) under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 1999 and July 31, 2000 were as follows:

	High	Low
Fiscal 1999
1st Quarter—August 1, 1998 through October 31, 1998	$6.125	$4.000
2nd Quarter—November 1, 1998 through January 31, 1999	$4.625	$2.875
3rd Quarter—February 1, 1999 through April 30, 1999	$3.500	$2.000
4th Quarter—May 1, 1999 through July 31, 1999	$3.375	$2.375
Fiscal 2000
1st Quarter—August 1, 1999 through October 31, 1999	$2.750	$1.000
2nd Quarter—November 1, 1999 through January 31, 2000	$1.938	$1.000
3rd Quarter—February 1, 2000 through April 30, 2000	$8.500	$1.063
4th Quarter—May 1, 2000 through July 31, 2000	$10.000	$4.188

    The number of shareholders of record of the Company's Common Stock on October 11, 2000 was 26, and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 320 holders.

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

(Amounts in thousands, except per share data)

	Fiscal Year Ended July 31,
	2000	1999	1998	1997	1996
Net sales	$155,637	$163,650	$163,478	$148,130	$106,555
Gross profit	$11,538	$14,594	$19,176	$15,870	$12,649
(% of sales)	7.4	8.9	11.7	10.7	11.9
Selling, general and administrative	$13,534	$12,586	$12,092	$11,194	$7,827
(% of sales)	8.7	7.7	7.4	7.6	7.3
Income (loss) before income taxes	(6,419)	$(2,916)	$3,193	$1,664	$3,363
(% of sales)	(4.1)	(1.8)	2.0	1.1	3.2
Tax rate (%)	12	(38)	42	42	38
Net income (loss)	$(7,198)	$(1,815)	$1,839	$971	$2,079
Net income (loss) per common share	$(2.18)	$(0.55)	$0.53	$0 .27	$0 .59
Shares used in basic earnings per share calculations	3,306	3,303	3,473	3,533	3,533
Net income (loss) per diluted common share	$(2.18)	$(0.55)	$0.49	$0.27	$0.58
Shares used in diluted earnings per share calculations	3,306	3,303	3,772	3,609	3,579
Working capital (deficit)	$(15,910)	$(16,117)	$(6,339)	$(2,569)	$15,326
Long-term debt (including capital leases and deferred lease income)	$10,796	$11,124	$7,457	$3,767	$2,924
Stockholders' equity	$14,381	$21,322	$23,138	$22,765	$21,794
Total assets	$122,710	$136,594	$138,766	$107,423	$85,290

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

General

    The Company's growth has been accomplished through a combination of new store openings, strategic acquisitions, and to a lesser extent, comparable stores revenue increases. The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In fiscal 1999, the Company closed its Milton-Freewater, Oregon store, its Elko, Nevada store, and its Juneau, Alaska store. At the end of fiscal 2000, the Company had 21 stores in operation, including two temporary stores in Southern California established in an effort to assist Case Corporation in a dealership transition in Southern California.

    Store activity for the last three years is summarized as follows:

Fiscal Year	No. of Stores at Beginning of Year	No. of Stores Opened	No. of Stores Closed	No. of Stores Acquired	No. of Stores at End of Year
1998	23	1	1	4	27
1999	27	0	3	0	24
2000	24	2	5	0	21

    Subsequent to the end of fiscal 2000, the Company has consolidated one additional store into a larger neighboring store. The Company may open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies as circumstances permit. In addition, the Company is evaluating additional store closures or sales. The Company's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions as well as the costs of closing existing stores.

Results of Operations

Fiscal Year 2000, as Compared with Fiscal Year 1999

    The Company reported net revenue for fiscal 2000 of $155,637,000 compared with net revenue of $163,650,000 for fiscal 1999. Stores opened longer than 12 months showed an overall revenue decrease of 4.9 percent from prior year revenue reflecting a general softening in economic conditions in the northwest along with increased competitive pressures. The Company consolidated five of its facilities during fiscal 2000 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

    The Company had a net loss for fiscal 2000 of $7,198,000 or $2.18 per share compared with a net loss of $1,815,000 or $0.55 per share in fiscal 1999. In fiscal 2000, the Company recognized a fourth quarter pre-tax non-recurring charge of approximately $2,547,000 to provide allowances in recognition of decreasing market prices on aged equipment in the last half of the year. In addition, the Company recorded a valuation allowance of $2,956,000 related to its deferred tax asset.

    Gross margin was 7.4 percent during fiscal 2000 which is lower than the 8.9 percent gross margin during fiscal 1999. Margins decreased in fiscal 2000 due mainly to continued competitive pressures and the fourth quarter equipment reserve. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

    Selling, general, and administrative expenses were $13,534,000 or 8.7 percent of revenues for fiscal 2000 compared to $12,586,000 or 7.7 percent of sales for fiscal 1999. The increase in selling, general, and administrative expenses as a percent of revenues resulted in part from lower than expected revenue levels and the costs of closing stores during the year.

    Interest expense for fiscal 2000 was $6,069,000, up from $5,454,000 in fiscal 1999 due in part to an increase in interest rates. In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through Deutsche Financial Services ("DFS"). The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Prime interest rates have increased from those in fiscal 1999. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense. The DFS credit facility expired August 18, 2000 and the Company is currently in negotiation with DFS to extend the term of the facility and modify some of its terms. See Liquidity and Capital Resources below for a description of the status of the DFS facility.

Fiscal Year 1999, as Compared with Fiscal Year 1998

    The Company reported net revenue for fiscal 1999 of $163,650,000 which is a increase of .1 percent over net revenue of $163,478,000 for fiscal 1998. Stores opened prior to fiscal 1999 showed an overall revenue decrease of 2.8 percent from prior year revenue reflecting a general softening in economic conditions in the northwest, increased competitive pressures, and some weather related business interruptions. The Company consolidated three of its facilities during fiscal 1999 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

    The Company had a net loss for fiscal 1999 of $1,815,000 or $0.55 per share compared with net income of $1,839,000 or $0.53 per share in fiscal 1998 ($0.49 per share on a diluted basis). In fiscal 1999, the Company recognized a first quarter pre-tax charge of approximately $1,100,000 to provide allowances to recognize decreasing market prices on used equipment. The Company did not experience a similar problem in fiscal 1998.

    Gross margin was 8.9 percent during fiscal 1999 which is lower than the 11.7 percent gross margin during fiscal 1998. Margins decreased in fiscal 1999 due primarily to continued competitive pressures and the first quarter equipment reserve Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new equipment.

    Selling, general, and administrative expenses were $12,586,000 or 7.7 percent of revenues for fiscal 1999 compared to $12,092,000 or 7.4 percent of sales for fiscal 1998. The increase in selling, general, and administrative expenses as a percent of revenues resulted in part from lower than expected revenue levels and full year expenses for stores opened or acquired in fiscal 1998.

    Interest expense for fiscal 1999 was $5,454,000, up from $4,687,000 in fiscal 1998 due in part to an increase in inventory levels, particularly inventory dedicated to rentals. In addition, effective with deliveries after July 1, 1998, Case changed factory to dealer terms lowering from 3% to 2% the cash payment discount if the dealer pays for the machine outright rather than utilizing the interest-free floor planning. The Company was able to take advantage of the cash discounts on a majority of its Case purchases in fiscal 1998. In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit facility through DFS. The facility is a three-year, floating rate facility at rates as low as 50 basis points under the prime rate. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense.

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

    Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 2000, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $14,768,000.

    In June 1997, the Company obtained a $75 million inventory flooring and operating line of credit through DFS. The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of July 31, 2000, approximately $67,671,000 was outstanding under the DFS credit facility. At July 31, 2000 and July 31, 1999, the Company was in technical default of the leverage covenant and the minimum tangible net worth covenant in the DFS Loan Agreement. The Company has requested but has not obtained a waiver letter for the period July 31, 2000 or thereafter. Although DFS has not called the debt due to such defaults, there is no guarantee that DFS will not call this debt at any time after July 31, 2000. Although this credit facility expired on August 18, 2000, the Company and DFS are negotiating an extension of the credit facility and a revision of certain leverage covenants. Finalization of this amendment is expected by November 30, 2000. Amounts owing under the DFS credit facility are secured by inventory purchases financed by DFS, as well as all proceeds from their sale or rental, including accounts receivable thereto. If the Company is not successful in negotiating an extension of the DFS credit facility and curing the defaults, DFS may call the loan in which case the Company may not be able to continue operations.

    During the year ended July 31, 2000, cash and cash equivalents decreased by $1,805,000. The Company had positive cash flow from operating activities during the year of $3,539,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets.

    Assuming the Company successfully completes its negotiations with DFS, the Company's cash and cash equivalents of $824,000 as of July 31, 2000 and available credit facilities are considered sufficient to support current levels of operations for at least the next twelve months.

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

Letter of Intent to Merge

    On April 18, 2000, the Company announced that it had entered into a letter of intent to merge with e-Mobile, Inc., a Delaware corporation, and sell the Company's existing business to the Company's management. If the transaction is consummated, shares of the Company's common stock would be converted into shares of the surviving corporation in the merger, subject to any applicable dissenters' rights. Closing of the transaction is conditioned on the approval of the transaction by shareholders of the Company and certain other regulatory approvals. Completion of the transaction is also subject to the satisfaction of a number of contractual conditions, including but not limited to the Company repurchasing or retiring outstanding options. The Company is continuing to negotiate the terms of a definitive agreement and preparing to satisfy the expected conditions of the merger agreement. There is no assurance that the transaction will be consummated.

Forward Looking Statements

    Information included within this section relating to growth projections and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's entry into new markets; the success of the Company's expansion of its equipment rental business; rental industry conditions, and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and implementation and consummation of the merger transaction (see Letter of Intent to Merge above). Any forward-looking statements should be considered in light of these factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and financial schedule are attached to this Report on Form 10-K following Part IV, Item 14:

Financial Statement Schedule:

Report of Independent Accountants—Financial Statement Schedule	F-18
Schedule II—Valuation and Qualifying Accounts	F-19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended July 31,
	2000	1999	1998
Net revenue	$155,637	$163,650	$163,478
Cost of goods sold	144,099	149,056	144,302

Gross profit	11,538	14,594	19,176
Selling, general and administrative expenses	13,534	12,586	12,092

	(1,996)	2,008	7,084
Other income (expense):
Interest expense	(6,069)	(5,454)	(4,687)
Other income	1,646	530	796

Income before income taxes	(6,419)	(2,916)	3,193
Provision (benefit) for income taxes	779	(1,101)	1,354

Net income (loss)	$(7,198)	$(1,815)	$1,839

Basic Earnings (loss) per common share	$(2.18)	$(0.55)	$0.53

Average Outstanding Common Shares for Basic EPS	3,306	3,303	3,473

Diluted Earnings (loss) per common share	$(2.18)	$(0.55)	$0.49

Average Outstanding Common Shares And Equivalents for Diluted EPS	3,306	3,303	3,772

See accompanying notes to consolidated financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 31, 2000	July 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$824	$2,629
Accounts receivable, less allowance for doubtful accounts of $563 and $724	17,347	15,500
Inventories	58,297	67,068
Prepaid expenses	210	233
Income taxes receivable	400	354
Deferred income taxes	2,273	1,410

Total current assets	79,351	87,194
Fixed assets (net):
Property, plant and equipment	9,450	9,818
Rental equipment fleet	26,076	31,366
Lease equipment fleet	4,975	5,264

Total fixed assets	40,501	46,448
Intangibles and other assets, net of accumulated amortization of $683 and $570	2,858	2,952

Total assets	$122,710	$136,594

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under floor plan financing	$14,768	$17,128
Short-term borrowings	67,671	70,883
Accounts payable	10,730	12,702
Accrued payroll and vacation	751	825
Other accrued liabilities	1,323	1,756
Capital lease obligations	17	17

Total current liabilities	95,260	103,311
Deferred income taxes	2,273	837
Capital lease obligations	4,786	4,755
Long-term borrowings	28	48
Deferred gain	—	140
Deferred lease income	5,982	6,181

Total liabilities	108,329	115,272

Commitments and contingencies
Stockholders' equity:
Preferred stock—10,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value—Authorized, 20,000,000 shares
Outstanding, 3,353,162 and 3,303,162 shares, respectively	4	4
Additional paid-in capital	16,005	16,072
Retained earnings	(460)	6,737
Less common stock in treasury, at cost (180,300 and 230,300 shares, respectively)	(1,168)	(1,491)

Total stockholders' equity	14,381	21,322

Total liabilities and stockholders' equity	$122,710	$136,594

See accompanying notes to consolidated financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at July 31, 1997	$3,533,462	$4	$16,047	$6,714	$—	$22,765
Repurchase of shares	(280,300)	—	—	—	(1,816)	(1,816)
Issuance of shares—Yukon acquisition	50,000		25	—	325	350
Net income	—	—	—	1,839	—	1,839

Balance at July 31, 1998	3,303,162	4	16,072	8,553	(1,491)	23,138
Net loss				(1,815)		(1,815)

Balance at July 31, 1999	3,303,162	4	16,072	6,738	(1,491)	21,323
Issuance of Treasury Stock	50,000		(67)		323	256
Net loss				(7,198)		(7,198)

Balance at July 31, 2000	3,353,162	$4	$16,005	$(460)	$(1,168)	$14,381

See accompanying notes to consolidated financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(7,198)	$(1,815)	$1,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,599	11,554	3,645
Gain on disposal of fixed assets	(59)	(45)	—
Amortization	113	225	210
Changes in assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(1,847)	8,126	(13,298)
Inventories	2,903	1,299	(4,632)
Leased equipment	289	(2,504)	(2,758)
Prepaid expenses	23	(61)	(133)
Deferred income taxes	574	35	369
Accounts payable	(1,972)	(4,872)	(533)
Accrued payroll and vacation	(74)	(33)	122
Other accrued liabilities	(433)	103	(992)
Income taxes receivable/payable	(46)	(609)	769
Deferred lease income	(333)	2,707	3,474
Other assets/liabilities	—	(8)	327

Net cash provided by (used in) operating activities	3,539	14,102	(11,591)

Cash flow from investing activities:
Purchase of fixed assets	(1,254)	(2,711)	(942)
Purchase of rental equipment	(9,531)	(27,984)	(4,628)
Sale of rental equipment	10,574	14,668	—
Proceeds on sale of fixed assets	189	2,235	35
Covenant not to compete	—	(21)	(125)
Purchase of other assets	(18)	—	(9)
Purchase of distribution outlets	—	—	—

Net cash used in investing activities	(40)	(13,813)	(5,669)

Cash flows from financing activities:
Principal payments on capital leases	32	(60)	(66)
Treasury stock repurchases/sales	256	—	(1,816)
Inventory floor plan financing	(2,380)	6,090	(47,246)
Short-term financing	(3,192)	(5,136)	67,179
Long-term debt repayments	(20)	(1,109)	(111)

Net cash provided by (used in) financing activities	(5,304)	(215)	17,940

Increase (decrease) in cash and cash equivalents	(1,805)	74	680
Cash and cash equivalents at beginning of year	2,629	2,555	1,875

Cash and cash equivalents at end of year	$824	$2,629	$2,555

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

  Restricted Cash

    In accordance with the borrowing agreement with Deutsche Financial Services (DFS), the Company has a cash account restricted by DFS for the purpose of paying down the line of credit. Restricted cash included in the cash balances totaled $543 and $724 at July 31, 2000 and 1999, respectively.

  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories.

  Intangible Assets

    The Company's acquisition strategy has been focused on existing businesses with established market share in a contiguous geographic area. Items with an indeterminate useful life, such as name recognition, geographical location and presence represent value to the Company. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. These lives are based on the factors influencing the acquisition decision and on industry practice. The Company reviews for asset impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Based on this review, no write-down for impairment loss on intangible assets has been recorded during the three-year period ended July 31, 2000.

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

    The Company has entered into sales contracts under which the customer may require the Company to repurchase equipment at specified dates and specified prices. The Company records the proceeds from such sales contracts as deferred lease income. The difference between the sale contract amount and the repurchase obligation is recognized as revenue over the period of the repurchase obligation. The remaining repurchase obligation is recorded as a sale if and when the customer does not exercise the repurchase option. At July 31, 2000, repurchase obligations aggregated $5,982.

  Advertising Expense

    The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2000, 1999 and 1998 was $320, $311, and $434 respectively.

  Income Taxes

    The Company recognizes deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of the assets and liabilities.

  Reclassifications

    Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

  Financial Instruments

    The recorded amounts of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of short and long-term borrowings approximates fair value as the actual interest rates approximate current competitive rates.

  Net Income (loss) Per Common Share

    During fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income (loss) per common share is computed using the average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the average number of common shares and common share equivalents outstanding during the period, unless inclusion of common share equivalents would be antidilutive.

  Supplemental disclosures of cash flow information

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

	Year Ended July 31,
	2000	1999	1998
Cash paid (received) during the year for:
Interest	$5,922	$5,482	$4,377
Income taxes, net of refunds	219	(834)	1,063

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

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

    Unaudited pro forma combined results of operations for the acquisitions occurring during the year ended July 31, 1998 as if such acquisitions had occurred as of the beginning of the period are summarized as follows:

1998
Net revenues	$173,414
Net income (loss)	$1,776
Basic earnings (loss) per share	$0.51
Diluted earnings (loss) per share	$0.47

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

    On June 1, 1997, the real property and improvements used in connection with the operation located in Kent, Washington, was purchased by McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Kent, Washington, real property and improvements, MRR II leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated June 1, 1997 with the Company paying an initial annual rate of $205. Under the lease, such annual rate increases to $231 after five years and is subject to additional adjustments at the end of ten and fifteen years. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. In accordance with SFAS 13, the building portion of the lease is being accounted for as a capital lease (see Note 9) while the land portion of the lease qualifies for treatment as an operating lease. Effective September 1, 2000, the lease of the Kent facility was cancelled and the landlord leased the facility to a third party.

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

    Subsequent to year-end, the Company renegotiated the terms of the Sacramento, Yuba City and Sparks leases to shorten the terms of the leases. These leases were then reclassified as operating leases.

4.  Inventories

    Inventories consist of the following:

	July 31, 2000	July 31, 1999
Equipment (net of reserve allowances of 4,770 and 1,671 respectively):
New equipment	$40,148	$49,325
Used equipment	7,442	7,642
Parts (net of reserve allowances of 522 and 842 respectively)	10,707	10,101

	$58,297	$67,068

5.  Fixed Assets

    Fixed assets consist of the following:

	July 31, 2000	July 31, 1999
Property, plant, and equipment:
Land	$500	$420
Buildings	5,334	5,126
Machinery and equipment	4,030	3,869
Office furniture and fixtures	2,360	2,291
Computer hardware and software	1,869	1,299
Vehicles	1,428	1,841
Leasehold improvements	550	360

	16,071	15,206
Less: accumulated depreciation	(6,621)	(5,388)

Property, plant, and equipment (net)	$9,450	$9,818

Rental equipment fleet	$32,493	$36,395
Less: accumulated depreciation	(6,417)	(5,029)

Rental equipment (net)	$26,076	$31,366

Leased equipment fleet	$5,481	$5,481
Less: accumulated depreciation	(506)	(217)

Leased equipment fleet	$4,975	$5,264

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

    In June 1997, the Company obtained a $75,000 inventory flooring and operating line of credit through Deutsche Financial Services (DFS). The DFS credit facility is a three-year, floating rate facility based on prime with rates between 0.50% under prime to 1.00% over prime depending on the amount of total borrowing under the facility. Amounts may be advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. Interest payments on the outstanding balance are due monthly.

    All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

			July 31,
		Maturity Date
	Interest Rate		2000	1999
Case Credit Corporation	Prime + 2% (10.00%)	8 - 48 months	$14,768	$17,128
Deutsche Financial Services	Prime - 0.5% (7.50%)	12 - 36 months	67,671	70,863
Other	variable (8.00%-10.00%)	12 - 48 months	0	20

			$82,439	$88,011

    At July 31, 2000 and July 31, 1999, the Company was in technical default of the leverage covenant and the minimum tangible net worth covenant in the Deutsche Financial Services Loan Agreement. The Company asked for but did not obtain a waiver letter as of July 31, 2000 and thereafter. The credit facility expired on August 18, 2000. Although this credit facility expired on August 18, 2000, the Company and DFS are negotiating an extension of the credit facility and a revision of certain leverage covenants. There is no guarantee that Deutsche Financial Services will not call this debt at any time after July 31, 2000. If DFS does call the debt, it will become immediately due and payable in full. However, the amount due to Deutsche Financial Services is already included as a current liability. If the Company is not successful in negotiating an extension of the DFS credit facility and curing the defaults, DFS may call the loan in which case the Company would not be able to continue operations.

7.  Income Taxes

    The provision (benefit) for income taxes is comprised of the following:

	Year Ended
	July 31, 2000	July 31, 1999	July 31, 1998
Current:
Federal	$180	$(978)	$1,227
State	26	(157)	162

	206	(1,135)	1,389

Deferred:
Federal	500	29	(32)
State	73	5	(3)

	573	34	(35)

Total provision (benefit) for income taxes	$779	$(1,101)	$1,354

    The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

	Year Ended
	July 31, 2000	July 31, 1999	July 31, 1998
Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(2.9)%	(5.2)%	5.0%
Valuation allowance	46.1%	0.0%	0.0%
Other	2.9%	1.5%	2.1%

	12.1%	(37.7)%	41.1%

    Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	Year Ended
	July 31, 2000	July 31, 1999
Deferred assets:
Inventory reserve	$1,739	$918
Bad debt reserve	219	283
Accrued vacation and bonuses	127	96
NOL Carryforward	3,069	—
Other accruals	75	113

Current Deferred Tax Asset	5,229	1,410
Less—Valuation Allowance	(2,956)	—

Net Current Deferred Tax Asset	2,273	1,410
Deferred liabilities:
Depreciation and amortization	(2,159)	(757)
Goodwill and intangibles	(114)	(80)

Long-term Deferred Tax Liability	(2,273)	(837)

Net Deferred Tax Asset	$0	$573

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

    During 2000, 50,000 options were exercised, 716,500 surrendered and 736,500 were repurchased by the Company at a cost of $74 which was expensed as incurred.

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

    The Company has elected to account for its stock based compensation under APB 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during fiscal years 2000, 1999, and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2000, 1999, and 1998 were:

	FY00	FY99	FY98
Risk free interest rate	4.85 - 5.45%	4.85 - 5.45%	5.875%
Expected dividend yield	0%	0%	0%
Expected life	4 years	4 years	5 years
Expected volatility	93.31%	62.56%	56.43%

    Adjustments for forfeitures are made as they occur. For the years ended July 31, 2000, 1999, and 1998, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $0, $72, and $1,425 respectively, which would be amortized over the vesting period of the options. The weighted average fair value per share of the options granted in fiscal years 2000, 1999, and 1998 are $0, $5.07, and $2.31, respectively.

    If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income (loss) and pro forma net income (loss) and net income (loss) per share and pro forma net income (loss) per share would have been reported as follows.

Year Ended July 31, 2000	Net Loss	Basic E.P.S.	Diluted E.P.S.
As Reported	$(7,198)	$(2.18)	$(2.18)
Pro Forma	$(7,206)	$(2.18)	$(2.18)
Year Ended July 31, 1999	Net Loss	Basic E.P.S.	Diluted E.P.S.
As Reported	$(1,815)	$(0.55)	$(0.55)
Pro Forma	$(2,174)	$(0.66)	$(0.66)
Year Ended July 31, 1998	Net Income	Basic E.P.S.	Diluted E.P.S.
As Reported	$1,839	$0.53	$0.49
Pro Forma	$583	$0.17	$0.15

    The effects of applying SFAS 123 for providing pro forma disclosure for fiscal years 2000, 1999, and 1998 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

    The following summarizes the stock option transactions under the Company's stock option plans:

	Shares (000)	Weighted Average Option Price
Options outstanding July 31, 1997:	825	4.49
Exercised	—	—
Surrendered	(31)	4.38
Granted	714	4.62
Options outstanding July 31, 1998:	1,508	4.56
Exercised	—	—
Surrendered	(12)	4.53
Granted	17	5.07
Options outstanding July 31, 1999:	1,513	4.56
Exercised	(50)	5.13
Surrendered	(1,453)	4.64
Granted	—	—
Options outstanding July 31, 2000:	10	4.38

    The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 2000:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Number of Options Exercisable	Weighted Average Exercise Price
$4.375	10,000	$4.375	6.00	10,000	$4.375

9.  Commitments and Contingencies

    The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of five of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $2,129, $2,000, and $1,883 for the years ended July 31, 2000, 1999, and 1998, respectively.

    The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company's consolidated financial statements.

    Assets recorded under capital leases are recorded in fixed assets and are as follows:

	July 31, 2000	July 31, 1999	July 31, 1998
Capitalized asset value	$4,553	$4,978	$3,036
Less accumulated amortization	(667)	(550)	(315)

	$3,886	$4,428	$2,721

    Net capitalized assets values are included in Property, Plant & Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2000, are as follows:

	Capital leases	Operating leases
Year ending July 31,
2001	$459	$1,664
2002	485	1,224
2003	510	1,166
2004	525	997
2005	538	810
Thereafter	8,336	5,382

Total annual lease payments	$10,853	$11,243

Less amount representing interest, with imputed interest rates ranging from 6% to 15%	6.050

Present value of minimum lease payments	4,803
Less current portion	17

Long-term portion	$4,786

    The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2000, such purchase commitments totaled $11,130,000.

    As described in Note 5, some of the capital leases were renegotiated subsequent to year end.

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

Business Component Net Revenues	Year Ended July 31, 2000	Year Ended July 31, 1999	Year Ended July 31, 1998
Equipment Sales	$92,513	$98,450	$112,061
Equipment Rental	26,334	25,771	13,389
Product Support	36,790	39,429	38,028

Totals	$155,637	$163,650	$163,478

Business Component Gross Margins	Year Ended July 31, 2000	Year Ended July 31, 1999	Year Ended July 31, 1998
Equipment Sales	$(66)	$2,591	$8,334
Equipment Rental	5,556	5,017	3,555
Product Support	6,048	6,986	7,287

Totals	$11,538	$14,594	$19,176

    There are no inter-segment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

11.  Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth	Total Year
Fiscal 2000:
Net sales	$42,063	$33,988	$35,340	$44,246	$155,637
Gross Profit	4,920	3,865	3,236	(483)	11,538
Net income (loss)	125	(284)	(947)	(6,092)	(7,198)
Basic income (loss) per share	0.04	(0.09)	(0.29)	(1.84)	(2.18)
Diluted income (loss) per share	0.04	(0.09)	(0.29)	(1.84)	(2.18)
	Quarter
	First	Second	Third	Fourth	Total Year
Fiscal 1999:
Net sales	$40,365	$41,279	$40,371	$41,635	$163,650
Gross Profit	2,475	4,492	4,094	3,533	14,594
Net income	(1,288)	331	(62)	(796)	(1,815)
Basic earnings per share	(0.39)	0.10	(0.02)	(0.24)	(0.55)
Diluted earnings per share	(0.39)	0.10	(0.02)	(0.24)	(0.55)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations for the years ended July 31, 2000 and 1999. Further, as discussed in Note 6 to the financial statements, the Company is in technical default of its loan agreement and has not obtained a waiver or revisions to the agreement from the financial institution. Accordingly, the financial institution at any time may call the outstanding borrowings, which aggregated $67.7 million at July 31, 2000. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                      PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
October 6, 2000

REPORT OF INDEPENDENT ACCOUNTANTS
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

    Our audits of the consolidated financial statements referred to in our report dated October 6, 2000 appearing on page F-17 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
October 6, 2000

SCHEDULE II

WESTERN POWER & EQUIPMENT CORP.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended July 31, 2000 and 1999

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Accounts Receivable Reserve:
Fiscal year ended July 31, 2000	$724	$690	$—	$(851)	$563
Fiscal year ended July 31, 1999	670	732	—	(678)	724
Inventory Reserve:
Fiscal year ended July 31, 2000	2,513	2,188	—	(591)	5,292
Fiscal year ended July 31, 1999	2,833	884	—	(1,204)	2,513

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

III-1

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements.

  2.
  Financial Statement Schedule.
Report of Independent Accountants—Financial Statement Schedule	F-17
Schedule II—Valuation and Qualifying Accounts	F-18

  3.
  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Registrant.(2)
3.2	By-laws of Registrant.(2)
10.1	1995 Employee Stock Option Plan.(3)
10.2	Second Amended and Restated Stock Option Plan for Non-Employee Directors.(3)
10.3	Case New Dealer Agreement Package.(1)
10.4	Lease Agreement—Hayward, California.(2)
10.5	Lease Agreement—Auburn, Washington.(7)
10.6	Lease Agreement—Sacramento, California.(4)
10.7	Loan Agreement, dated January 17, 1997, between Registrant and Case Credit Corp. including related promissory notes.(5)
10.8	Security Agreement, dated January 17, 1997, made by Registrant in favor of Case Credit Corporation to secure payment for and collateralized by all assets acquired by Registrant from Sahlberg Equipment, Inc.(5)
10.9	Loan and Security Agreement dated as of June 5, 1997 between Registrant and Deutsche Financial Services Corporation.(6)
10.10	Commercial Lease dated June 1, 1997 between McLain-Rubin Realty Company II, LLC and Registrant for Kent, Washington facility.(9)
10.11	Asset Purchase Agreement, dated December 11, 1997, between Case Corporation and Registrant and McLain-Rubin Realty Company III, LLC.(9)
10.12	Commercial Lease dated December 11, 1997 between McLain-Rubin Realty Company III, LLC and Registrant for Yuba City, California facility.(9)
10.13	Employment Agreement, by and between Registrant and C. Dean McLain, dated January 1, 1998.(9)

IV-1

10.14	Asset Purchase Agreement, dated April 30, 1998, between Yukon Equipment, Inc. and Registrant(8)
10.15	Employment Agreement dated May 1, 1998 between Maurice Hollowell and Registrant(8).
10.16	Consulting Agreement, by and between Registrant and Robert M. Rubin.(9)
10.17	Commercial Lease, dated as of February 17,1999 between McLain-Rubin Realty Company, LLC and Registrant for the Sparks, Nevada facility.(10)
21.	Subsidiaries of the Company.
23.	Consent of Independent Accountants.
27.	Financial Data Schedule.

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

(b) Reports on Form 8-K.

    The Company filed a current report on Form 8-K on August 16, 2000 with respect to inquiries by Nasdaq regarding the Company signing a letter of intent to merge with e-Mobile, Inc..

(c) Exhibits

    See (a)(3) above.

(d) Additional Financial Statement Schedules

    See (a)(2) above.

IV-2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN POWER & EQUIPMENT CORP.
By:	/s/ C. DEAN MCLAIN C. Dean McLain, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DEAN MCLAIN C. Dean McLain	President, Chief Executive Officer, and Chairman	October 30, 2000
/s/ MARK J. WRIGHT Mark J. Wright	Vice President of Finance, Chief Financial and Principal Accounting Officer, Treasurer and Secretary	October 30, 2000
/s/ ROBERT M. RUBIN Robert M. Rubin	Director	October 30, 2000
/s/ DR. SEYMOUR KESSLER Dr. Seymour Kessler	Director	October 30, 2000
/s/ ALLEN PERRES Allen Perres	Director	October 30, 2000

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT(1)
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. PRINCIPAL STOCKHOLDERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES