Form 10-Q
period 2000-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2000-12-15
CIK 939729

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended October 31, 2000

Commission File Number 0-26230

WESTERN POWER & EQUIPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1688446 (I.R.S. Employer I.D. number)
4601 NE 77th Avenue, Suite 200, Vancouver, WA (Address of principal executive offices)	98662 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Title of Class	Number of shares Outstanding
Common Stock (par value $.001 per share)	3,353,162

WESTERN POWER & EQUIPMENT CORP.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheet October 31, 2000 (Unaudited) and July 31, 2000	1
		Consolidated Statement of Operations Three months ended October 31, 2000 (Unaudited) and October 31, 1999 (Unaudited)	2
		Consolidated Statement of Cash Flows Three months ended October 31, 2000 (Unaudited) and October 31, 1999 (Unaudited)	3
		Notes to Consolidated Financial Statements	4 - 5
	Item 2.	Management's Discussion and Analysis of Financial Condition and Operating Results	6 - 7
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	N/A
	Item 2.	Changes in Securities	N/A
	Item 3.	Defaults Upon Senior Securities	N/A
	Item 4.	Submission of Matters to a Vote of Security Holders	N/A
	Item 5.	Other Information	8
	Item 6.	Exhibits and Reports on Form 8-K	8

ITEM 1.  FINANCIAL STATEMENTS

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	October 31, 2000	July 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388	$824
Accounts receivable, less allowance for doubtful accounts of $724 and $563	17,596	17,347
Inventories	56,458	58,297
Prepaid expenses	146	210
Income taxes receivable	122	400
Deferred income taxes	2,273	2,273

Total current assets	76,983	79,351
Fixed Assets:
Property, plant and equipment (net)	5,983	9,450
Rental equipment fleet (net)	25,250	26,076
Leased equipment fleet (net)	4,921	4,975

Total fixed assets	36,154	40,501
Intangibles and other assets, net of accumulated amortization of $601 and $683	2,833	2,858

Total assets	$115,970	$122,710

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under floor plan financing	$19,830	$14,768
Short-term borrowings	60,684	67,671
Accounts payable	9,385	10,730
Accrued payroll and vacation	825	751
Other accrued liabilities	1,238	1,323
Capital lease obligation	48	17

Total current liabilities	92,010	95,260
Deferred income taxes	2,273	2,273
Capital lease obligation	900	4,786
Long-term borrowings	28	28
Deferred lease income	5,919	5,982

Total long-term liabilities	9,120	13,069

Total liabilities	101,130	108,329

Stockholders' equity:
Preferred stock—10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 20,000,000 shares authorized; 3,353,162 issued and outstanding	4	4
Additional paid-in capital	16,005	16,005
Retained earnings	(1)	(460)
Less common stock in treasury, at cost (180,300 shares)	(1,168)	(1,168)

Total stockholders' equity	14,840	14,381

Total liabilities and stockholders' equity	$115,970	$122,710

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,
	2000	1999
Net revenue	$37,783	$42,063
Cost of revenues	32,925	37,144

Gross profit	4,858	4,919
Selling, general and administrative expenses	3,280	3,458

Operating Income	1,578	1,461
Other income (expense):
Interest expense	(1,679)	(1,492)
Other income	856	218

Income before taxes	755	187
Income tax provision	294	62

Net income	$461	$125

Basic earnings per common share	$0.14	$0.04

Average outstanding common shares for basic earnings per share	3,353	3,303

Average outstanding common shares and equivalents for diluted earnings per share	3,353	3,303

Diluted earnings per share	$0.14	$0.04

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

Three Months Ended October 31,
2000	1999
Cash flows from operating activities:
Net income	$461	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,275	3,500
Amortization	10	31
Gain on sale of fixed assets	(522)	-0	-
Changes in assets and liabilities:
Accounts receivable	(249)	(1,776)
Inventories	119	5,407
Leased equipment, net	53	127
Inventory floor-plan financing	5,066	(4,151)
Short-term financing	(6,992)	(274)
Deferred income tax liability	—	7
Prepaid expenses	64	87
Accounts payable	(1,345)	(2,228)
Accrued payroll and vacation	74	38
Other accrued liabilities	(86)	82
Deferred lease income	(63)	(148)
Income taxes receivable/payable	278	53
Other assets/liabilities	-0	-	-0	-

Net cash provided by operating activities	143	880

Cash flow from investing activities:
Purchase of fixed assets	(263)	(58)
Purchase/sales of rental equipment, net	(359)	(1,498)
Proceeds on sale of fixed assets	45	-0	-
Purchase of intangibles	15	-0	-

Net cash used in investing activities	(562)	(1,556)

Cash flows from financing activities:
Principal payments on capital leases	(17)	(14)
Long-term borrowings (repayments)	-0	-	(4)

Net cash used in financing activities	(17)	(18)

Decrease in cash and cash equivalents	(436)	(694)
Cash and cash equivalents at beginning of period	824	2,629

Cash and cash equivalents at end of period	$388	$1,935

See accompanying notes to financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements

(Dollars in thousands)

1.  Basis of Presentation

    The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 2000 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 2000 filed with the Securities and Exchange Commission.

2.  Inventories

    Inventories consist of the following:

	October 31, 2000	July 31, 2000
Equipment (net of reserve allowances of 4,027 and 4,770 respectively):
New equipment	$39,571	$40,148
Used equipment	6,179	7,442
Parts (net of reserve allowance of 560 and 522 respectively)	10,708	10,707

	$56,458	$58,297

3.  Fixed Assets

    Fixed Assets consist of the following:

	October 31, 2000	July 31, 2000
Operating property, plant and equipment:
Land	$500	$500
Buildings	1,575	5,334
Machinery and equipment	3,993	4,030
Office furniture and fixtures	2,379	2,360
Computer hardware and software	1,440	1,869
Vehicles	1,897	1,428
Leasehold improvements	664	550

	12,448	16,071
Less: accumulated depreciation	(6,465)	(6,621)

Property, plant, and equipment (net)	$5,983	$9,450

Rental equipment fleet	$32,300	$32,493
Less: accumulated depreciation	(7,050)	(6,417)

Rental equipment (net)	$25,250	$26,076

Leased equipment fleet	$5,481	$5,481
Less: accumulated amortization	(560)	(506)

Leased equipment fleet (net)	$4,921	$4,975

4.  Short-term Borrowings

    As of October 31,2000, the Company and DFS signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 0.25% over prime depending on the amount of total debt leverage of the Company.

5.  Segment Information.

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

	Three Months Ended October 31,
Business Component Net Revenues	2000	1999
Equipment Sales	$17,724	$21,031
Equipment Rental	6,982	7,355
Product Support	13,077	13,677

Totals	$37,783	$42,063

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's entry into new markets; the success of the Company's expansion of its equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions (see below). Any forward-looking statements should be considered in light of these factors.

Results of Operations

The Three Months ended October 31, 2000 compared to the Three Months ended October 31, 1999.

    Revenues for the three-month period ended October 31, 2000 decreased 10.2% to $37.8 million compared with $42.1 million for the three-month period ended October 31, 1999. Revenues were down from the prior year's first quarter in every department. The decrease in sales was primarily due to the closure of four branches during the fiscal year ending July 31, 2000.

    The Company's gross profit margin of 12.9% for the three-month period ended October 31, 2000 was up from the prior year comparative period margin of 11.7%. The increase in gross profit margins was partly the result of a higher concentration of overall business coming from the relatively higher margin rental, parts and service business.

    For the three-month period ended October 31, 2000, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 8.7%, up from 8.2% for the prior year's quarter. Some of the increased SG&A expenses are attributable to costs associated with the consolidation of the Kent facility and the ongoing expenses still being incurred for the vacated locations.

    Interest expense for the three months ended October 31, 2000 of $1,679,000 was up from the $1,492,000 in the prior year comparative period. This increase is the result of higher average interest rates on the Deutsche Financial Services facility.

    The effective tax rate for the three months ended October 31, 2000 was approximately 39.0%, which is higher than the 33.2% effective tax rate for the prior year comparative period. The effective tax rate in the current year more closely approximates statutory levels.

    The Company had net income for the quarter ended October 31, 2000 of $461,000 or $.14 per (basic and diluted) share compared with a net income of $125,000 or $0.04 per (basic and diluted) for the prior year's first quarter. The first quarter of FY01 included a non-recurring pre-tax gain of $589,000 for the conversion of capital leases to operating leases.

Liquidity and Capital Resources

    The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories. The Company's primary source of internal liquidity has been its profitable operations. The Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, the Deutsche Financial Services ("DFS") credit facility, and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

    Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 2000, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $19,814,000.

    As of October 31, 2000, the Company and DFS signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS credit facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 0.25% over prime depending on the amount of total debt leverage of the Company.

    Borrowings under the DFS credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition-related debt at a lower interest rate. As of October 31, 2000, approximately $60,684,000 was outstanding under the DFS credit facility.

    During the quarter ended October 31, 2000, cash and cash equivalents decreased by $436,000. The Company had positive cash flow from operating activities in the first quarter reflecting the net income for the quarter and adding depreciation and amortization. Purchases of fixed assets during the period were related mainly to the purchase of vehicles and leasehold improvements to the Portland branch facility.

    The Company's cash and cash equivalents of $388,000 as of October 31, 2000 and available credit facilities are considered sufficient to support current levels of operations for at least the next twelve months.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On November 2, 2000, the Company announced the signing of a definitive Merger Agreement between the Company and e-Mobile, Inc. ("EMI") pursuant to which a newly formed holding company will acquire both the Company and EMI. The Company simultaneously announced the signing of an Asset Purchase Agreement pursuant to which the current management of the Company would purchase substantially all of the assets and assume substantially all of the liabilities of the Company. Consummation of these transactions is subject to shareholder approval, regulatory approval, and other contractual obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS.
	Exhibit 10.1	Amended and Restated Loan and Security Agreement between the Company and Deutsche Financial Services
	Exhibit 10.2	Asset Purchase Agreement between the Company and Western Power & Equipment, L.L.C. (exhibits excluded)
	Exhibit 10.3	Agreement and Plan of Reorganization and Merger by and among the Company, e-Mobile, Inc., and e-Mobile Holdings, Inc. (exhibits excluded)
	Exhibit 27	Financial Data Schedule
B.	REPORTS ON FORM 8-K.
None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN POWER & EQUIPMENT CORP.
December 15, 2000	By:	/s/ MARK J. WRIGHT Mark J. Wright Vice President of Finance and Chief Financial Officer

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
  Results of Operations
  The Three Months ended October 31, 2000 compared to the Three Months ended October 31, 1999.
  Liquidity and Capital Resources
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE