Form 10-Q
period 2001-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2001-03-22
CIK 939729

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Title of Class Common Stock (par value $.001 per share)	Number of shares Outstanding 3,353,162

WESTERN POWER & EQUIPMENT CORP.
INDEX

PART I. FINANCIAL INFORMATION	Page Number
Item 1. Financial Statements
Consolidated Balance Sheet January 31, 2001 (Unaudited) and July 31, 2000	1
Consolidated Statement of Operations Three months ended January 31, 2001 (Unaudited) and January 31, 2000 (Unaudited)	2
Consolidated Statement of Operations Six months ended January 31, 2001 (Unaudited) and January 31, 2000 (Unaudited)	3
Consolidated Statement of Cash Flows Six months ended January 31, 2001 (Unaudited) and January 31, 2000 (Unaudited)	4
Notes to Consolidated Financial Statements	5-7
Item 2. Management's Discussion and Analysis of Financial Condition and Operating Results	8-11
Item 3. Defaults Upon Senior Securities	11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities	N/A
Item 3. Defaults Upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12

ITEM 1.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	January 31, 2001	July 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,565	$824
Accounts receivable, less allowance for doubtful accounts of $823 and $563	11,472	17,347
Inventories	47,512	58,297
Prepaid expenses	234	210
Income taxes receivable	615	400
Deferred income taxes	4,826	2,273

Total current assets	66,224	79,351
Fixed Assets:
Property, plant and equipment (net)	5,894	9,450
Rental equipment fleet (net)	22,414	26,076
Leased equipment fleet (net)	4,868	4,975

Total fixed assets	33,176	40,501
Intangibles and other assets, net of accumulated amortization of $601 and $683	2,802	2,858

Total assets	$102,202	$122,710

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under floor plan financing	$11,105	$14,768
Short-term borrowings	55,157	67,671
Accounts payable	8,730	10,730
Accrued payroll and vacation	712	751
Other accrued liabilities	856	1,323
Capital lease obligation	8	17

Total current liabilities	76,568	95,260
Deferred income taxes	2,273	2,273
Capital lease obligation	938	4,786
Long-term borrowings	28	28
Deferred lease income	5,858	5,982

Total long-term liabilities	9,097	13,069

Total liabilities	85,665	108,329

Stockholders' equity:
Preferred stock-10,000,000 shares authorized; none issued and outstanding	—	—
Common stock-$.001 par value; 20,000,000 shares authorized; 3,353,162 issued and outstanding	4	4
Additional paid-in capital	16,005	16,005
Retained earnings	1,696	(460)
Less common stock in treasury, at cost (180,300 shares)	(1,168)	(1,168)

Total stockholders' equity	16,537	14,381

Total liabilities and stockholders' equity	$102,202	$122,710

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2001	2000
Net revenue	$34,299	$33,988
Cost of revenues	31,341	30,123

Gross profit	2,958	3,865
Selling, general and administrative expenses	3,077	3,245

Operating (loss) income	(119)	620
Other income (expense):
Interest expense	(1,549)	(1,253)
Other income	318	224

Loss before taxes	(1,350)	(409)
Income tax benefit	(3,045)	(125)

Net income (loss)	$1,695	$(284)

Basic earnings (loss) per common share	$0.51	$(0.09)

Average outstanding common shares for basic earnings (loss) per share	3,353	3,303

Average outstanding common shares and equivalents for diluted earnings (loss) per share	3,353	3,303

Diluted earnings (loss) per share	$0.51	$(0.09)

    All common stock equivalents are anti-dilutive as such basic and diluted earnings per share are the same.

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Six Months Ended January 31,
	2001	2000
Net revenue	$72,082	$76,052
Cost of revenues	64,267	67,267

Gross profit	7,815	8,785
Selling, general and administrative expenses	6,356	6,704

Operating income	1,459	2,081
Other income (expense):
Interest expense	(3,229)	(2,745)
Other income	1,175	442

Loss before taxes	(595)	(222)
Income tax benefit	(2,751)	(63)

Net income (loss)	$2,156	$(159)

Basic earnings (loss) per common share	$0.64	$(0.05)

Average outstanding common shares for basic earnings (loss) per share	3,353	3,303

Average outstanding common shares and equivalents for diluted earnings (loss) per share	3,353	3,303

Diluted earnings (loss) per share	$0.64	$(0.05)

    All common stock equivalents are anti-dilutive as such basic and diluted earnings per share are the same.

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended January 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,156	$(159)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,456	5,193
Amortization	52	50
Gain on Sale of Fixed Assets	(710)	-0-
Changes in assets and liabilities:
Accounts receivable	5,875	3,320
Inventories	7,991	4,494
Leased equipment, net	107	182
Inventory floor-plan financing	(3,663)	(8,280)
Short-term financing	(12,514)	2,958
Deferred income tax asset	(2,553)	-0-
Prepaid expenses	(24)	(32)
Accounts payable	(2,000)	(6,736)
Accrued payroll and vacation	(39)	(267)
Other accrued liabilities	(467)	(873)
Deferred lease income	(124)	(213)
Income taxes receivable/payable	(215)	(277)

Net cash used in operating activities	(672)	(640)

Cash flow from investing activities:
Purchase of fixed assets	(468)	(384)
Purchase/sales of rental equipment, net	1,696	(576)
Proceeds on sale of fixed assets	173	-0-
Purchase of other assets	4	-0-

Net cash provided by (used in) investing activities	1,405	(960)

Cash flows from financing activities:
Principal payments on capital leases	8	13
Long-term repayments	-0-	(10)

Net cash provided by (used in) financing activities	8	3

Increase (decrease) in cash and cash equivalents	741	(1,597)
Cash and cash equivalents at beginning of period	824	2,629

Cash and cash equivalents at end of period	$1,565	$1,032

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,810	$2,669
Income taxes	2	190
Supplemental schedule of non-cash investing and financing activities:
Capital leases reclassified to operating leases	3,865	-0-

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

2.  Inventories

    Inventories consist of the following:

	January 31, 2001	July 31, 2000
Equipment (net of reserve allowances of 3,835 and 4,770 respectively):
New equipment	$30,186	$40,148
Used equipment	6,609	7,442
Parts (net of reserve allowances of 561 and 522 respectively)	10,717	10,707

	$47,512	$58,297

3.  Fixed Assets

    Fixed Assets consist of the following:

	January 31, 2001	July 31, 2000
Operating property, plant and equipment:
Land	$500	$500
Buildings	1,706	5,334
Machinery and equipment	4,016	4,030
Office furniture and fixtures	2,378	2,360
Computer hardware and software	1,448	1,869
Vehicles	1,895	1,428
Leasehold improvements	728	550

	12,671	16,071
Less: accumulated depreciation	(6,777)	(6,621)

Property, plant, and equipment (net)	$5,894	$9,450

Rental equipment fleet	$29,270	$32,493
Less: accumulated depreciation	(6,856)	(6,417)

Rental equipment (net)	$22,414	$26,076

Leased equipment fleet	$5,481	$5,481
Less: accumulated amortization	(613)	(506)

Leased equipment fleet (net)	$4,868	$4,975

4.  Segment Information

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

Business Component Net Revenues	3 Months Ended January 31, 2001	3 Months Ended January 31, 2000	6 Months Ended January 31, 2001	6 Months Ended January 31, 2000
Equipment Sales	$20,175	$19,508	$41,026	$43,765
Equipment Rental	5,405	6,261	12,388	13,616
Product Support	8,719	8,219	18,668	18,671

Totals	$34,299	$33.988	$72,082	$76,052

Business Component Gross Margins	3 Months Ended January 31, 2001	3 Months Ended January 31, 2000	6 Months Ended January 31, 2001	6 Months Ended January 31, 2000
Equipment Sales	$436	$1,447	$1,074	$1,894
Equipment Rental	1,138	1,268	3,030	3,758
Product Support	1,384	1,150	3,711	3,133

Totals	$2,958	$3,865	$7,815	$8,785

    There are no inter-segment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

5.  Subsequent Events

    Subsequent to January 31, 2001 and in accordance with a temporary operating agreement with Case Corporation, the Company entered into a contract to sell its Escondido and Fontana branches. Finalization of this sale has not yet occurred.

    On January 31, 2001, the Company and eMobile, Inc. (eMobile) agreed to amend the Termination Agreement related to their previously announced merger agreement. In accordance with the amended termination agreement, the Company is to receive 2.8 million (2,800,000) shares of eMobile's common stock. The Company has received a stock certificate for 1.4 million (1,400,000) shares of eMobile's stock and expects to receive the balance shortly.

    On January 29, 2001 the Company announced that it had signed a non-binding Letter of Intent to acquire SupplyPoint, Inc., based in San Jose, California for 650,000 shares of common stock and 2,235,000 shares of preferred stock, which are convertible upon shareholder approval of the transaction into 22,350,000 shares of common stock. The acquisition is subject to a fairness opinion, negotiation and execution of definitive acquisition documentation, and other customary conditions. In connection with the acquisition, it is anticipated that new additional directors will be appointed to the Company's Board from SupplyPoint's Board and/or management.

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

Results of Operations

The Three Months and Six Months ended January 31, 2001 compared to the Three Months and Six Months ended January 31, 2000.

    Revenues for the three-month period ended January 31, 2001 increased 0.9% to $34.3 million compared with $34.0 million for the three-month period ended January 31, 2000. Revenues were up from the prior year's second quarter in the rental, parts and service departments. The increase in sales was primarily due to milder than normal weather conditions in the Pacific Northwest during the quarter.

    Revenues for the six-month period ended January 31, 2001 decreased $3,970,000 or approximately 5.2% over the six-month period ended January 31, 2000. The decrease was due primarily to the consolidation of stores during the past year. For the six-month period ended January 31, 2000, revenues in all departments were down from the same period in the prior year.

    The Company's gross profit margin of 8.6% for the three-month period ended January 31, 2001 was down from the prior year comparative period margin of 11.4%. The decrease in gross profit margins was partly the result of increased pressure from an economic downturn in the equipment industry. For the six-month period ended January 31, 2001, the Company's gross margin was 10.8%, down from the 11.6% gross margin for the six-month period ended January 31, 2000.

    For the three-month period ended January 31, 2001, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.0%, down from 9.5% for the prior year's second quarter. This decrease in SG&A expenses is attributable to a reduction in costs associated with the consolidation of several branches during the first quarter of the prior year. SG&A expenses for the six-month period ended January 31, 2001 and 2000 were 8.8% of revenue.

    Interest expense for the three months ended January 31, 2001 of $1,549,000 was up from the $1,253,000 in the prior year comparative period. This increase is the result of higher average interest rates on the Deutsche Financial Services facility. Interest expense for the six-month period ended January 31, 2001 was $3,229,000 compared to $2,745,000 for the six-month period ended January 31, 2000, due to the factors just mentioned.

    The provision for taxes in the second quarter of this year included a reversal of a $2,553,000 reserve related to the tax provision as of July 31, 2000. The effective tax rate without this reversal would have been 33.3% for the six months ended January 31, 2001 which more closely approximates prior year levels.

    The Company had net income for the quarter ended January 31, 2001 of $1,695,000 or $.51 per (basic and diluted) share compared with a net loss of $284,000 or $(0.09) per (basic and diluted) for the prior year's second quarter. The second quarter of FY01 included a non-recurring tax provision adjustment of $2,553,000 for the reversal of a reserve made in the year ending July 31, 2000. For the six-month period ended January 31, 2001, the Company reported income of $0.64 per share (basic and diluted) compared with net loss of $0.05 per (basic and diluted) share for the six-month period ended January 31, 2000.

Liquidity and Capital Resources

    The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories. The Company's primary source of internal liquidity has been its operations. The Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells and Deutsche Financial Services ("DFS") credit facility and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

    Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 2001, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $11,105,000.

    The Company recently amended its inventory flooring and operating line of credit through DFS. The amended DFS credit facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Borrowings are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of January 31, 2001, approximately $55,146,000 was outstanding under the DFS credit facility.

    As of October 31, 2000, the Company and DFS signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit.

    At January 31, 2001, the Company was in technical default of several of its financial covenants in the Deutsche Financial Services Loan Agreement. The Company did obtain a waiver of such defaults for the period ending January 31, 2001. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after January 31, 2001. In addition, by its terms, the DFS credit facility expires on December 31, 2001. Although the Company currently has no contingency plan in the event that DFS calls the debt due to the default or does not renew the credit facility, the Company would seek replacement credit facilities, although the availability, terms, and conditions of any such facility cannot be determined at this time. In the event that adequate replacement credit facilities could not be obtained, DFS could exercise any of its rights under the Loan Agreement including, but not limited to, foreclosing its security interest in the Company's assets.

    During the quarter ended January 31, 2001, cash and cash equivalents increased by $741,000. The Company had negative cash flow from operating activities for the first six months reflecting an increase in short term financing. Purchases of fixed assets during the period were related mainly to the purchase of vehicles company wide and leasehold improvements to the Portland branch facility.

    The Company's cash and cash equivalents of $1,565,000 as of January 31, 2001 and available credit facilities are considered sufficient to support current levels of operations for at least the next twelve months.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At January 31, 2001, the Company was in technical default of the Deutsche Financial Services ("DFS") Loan Agreement. As of January 31, 2001, the outstanding balance owed to DFS was approximately $55.1 million. The Company received a waiver of the default for the period ending January 31, 2001. Although DFS has not called the debt due to such default, there is no guarantee that DFS will not call this debt at any time after January 31, 2001. For a further explanation of the default and the potential effects thereof, see Item 2, "Liquidity and Capital Resources."

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS.            NONE

    B. REPORTS ON FORM 8-K.

      Form 8-K filed February 26, 2001 reporting on the amendment of the termination agreement between Western Power & Equipment Corp. and eMobile, Inc.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WESTERN POWER & EQUIPMENT CORP.

                      March 22, 2001

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K