Form 10-Q
period 2001-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2001-06-14
CIK 939729

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 2001

Commission File Number 0-26230

WESTERN POWER & EQUIPMENT CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1688446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. number)

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

Yes  /x/    No  / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Title of Class Common Stock	Number of shares Outstanding
(par value $.001 per share)	3,403,162

WESTERN POWER & EQUIPMENT CORP.
INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets April 30, 2001 (Unaudited) and July 31, 2000		1
Consolidated Statements of Operations Three months ended April 30, 2001 (Unaudited) and April 30, 2000 (Unaudited)		2
Consolidated Statements of Operations Nine months ended April 30, 2001 (Unaudited) and April 30, 2000 (Unaudited)		3
Consolidated Statements of Cash Flows Nine months ended April 30, 2001 (Unaudited) and April 30, 2000 (Unaudited)		4
Notes to Consolidated Financial Statements		5-6
Item 2.	Management's Discussion and Analysis of Financial Condition and Operating Results	7-9
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	N/A
Item 2.	Changes in Securities	N/A
Item 3.	Defaults Upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits and Reports on Form 8-K	10

ITEM 1.

WESTERN POWER & EQUIPMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 30, 2001	July 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$248	$824
Accounts receivable, less allowance for doubtful accounts of $930 and $563	11,216	17,347
Inventories	49,033	58,297
Prepaid expenses	282	210
Income taxes receivable	-0-	400
Deferred income taxes	2,273	2,273

Total current assets	63,051	79,351
Fixed Assets:
Property, plant and equipment (net)	5,886	9,450
Rental equipment fleet (net)	23,178	26,076
Leased equipment fleet (net)	552	4,975

Total fixed assets	29,616	40,501
Intangibles and other assets, net of accumulated amortization of $776 and $683	2,770	2,858

Total assets	$95,437	$122,710

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under floor plan financing	$14,633	$14,768
Short-term borrowings	53,965	67,671
Accounts payable	9,171	10,730
Accrued payroll and vacation	787	751
Other accrued liabilities	1,035	1,323
Capital lease obligation	4	17

Total current liabilities	79,595	95,260
Deferred income taxes	2,273	2,273
Capital lease obligation	938	4,786
Long-term borrowings	28	28
Deferred lease income	973	5,982

Total long-term liabilities	4,212	13,069

Total liabilities	83,807	108,329

Stockholders' equity:
Preferred stock—10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 20,000,000 shares authorized; 3,403,162 and 3,353,162 issued and outstanding respectively	4	4
Additional paid-in capital	15,894	16,005
Retained earnings	(3,424)	(460)
Less common stock in treasury, at cost (130,300 and 180,300 respectively)	(844)	(1,168)

Total stockholders' equity	11,630	14,381

Total liabilities and stockholders' equity	$95,437	$122,710

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2001	2000
Net revenue	$33,641	$35,340
Cost of revenues	31,283	32,104

Gross profit	2,358	3,236
Selling, general and administrative expenses	3,117	3,220

Operating (loss) income	(759)	16
Other income (expense):
Interest expense	(1,425)	(1,641)
Other income	108	82

Loss before taxes	(2,076)	(1,543)
Income tax (expense) benefit	(3,043)	596

Net loss	$(5,119)	$(947)

Basic loss per common share	$(1.53)	$(0.29)

Average outstanding common shares for basic loss per share	3,371	3,303

Average outstanding common shares and equivalents for diluted loss per share	3,371	3,303

Diluted loss per share	$(1.53)	$(0.29)

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Nine Months Ended April 30,
	2001	2000
Net revenue	$105,723	$111,392
Cost of revenues	95,550	99,371

Gross profit	10,173	12,021
Selling, general and administrative expenses	9,473	9,924

Operating income	700	2,097
Other income (expense):
Interest expense	(4,654)	(4,386)
Other income	1,283	524

Loss before taxes	(2,671)	(1,765)
Income tax (expense) benefit	(292)	659

Net loss	$(2,963)	$(1,106)

Basic loss per common share	$(0.88)	$(0.33)

Average outstanding common shares for basic loss per share	3,358	3,303

Average outstanding common shares and equivalents for diluted loss per share	3,358	3,303

Diluted loss per share	$(0.88)	$(0.33)

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended April 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(2,963)	$(1,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,220	8,370
Amortization	93	81
Gain on sale of fixed assets	(772)	(44)
Stock in lieu of services rendered	100	-0-
Compensation related to stock options	113	0
Changes in assets and liabilities:
Accounts receivable	6,131	1,901
Inventories	5,701	2,441
Leased equipment, net	4,423	235
Inventory floor-plan financing	(115)	(5,959)
Short-term financing	(13,908)	(565)
Prepaid expenses	(72)	12
Accounts payable	(1,559)	(3,003)
Accrued payroll and vacation	36	(130)
Other accrued liabilities	(288)	(178)
Deferred lease income	(5,009)	(136)
Deferred income taxes	0	7
Deferred gain	0	(140)
Income taxes receivable/payable	400	(894)

Net cash (used in) provided by operating activities	(569)	892

Cash flow from investing activities:
Purchase of fixed assets	(852)	(798)
Purchase/sales of rental equipment, net	305	(2,002)
Proceeds on sale of fixed assets	260	120
Purchase of other assets	(5)	0

Net cash used in investing activities	(292)	(2,680)

Cash flows from financing activities:
Principal payments on capital leases	3	21
Convertible Debt	182	0
Long-term repayments	0	(14)

Net cash provided by financing activities	185	7

Decrease in cash and cash equivalents	(576)	(1,781)
Cash and cash equivalents at beginning of period	824	2,629

Cash and cash equivalents at end of period	$248	$848

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,275	$4,356
Income taxes	2	204
Supplemental schedule of non-cash investing and financing activities:
Capital leases reclassified to operating leases	3,865	0
Re-issuance of treasury stock	224	0

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

2.  Inventories

    Inventories consist of the following:

	April 30, 2001	July 31, 2000
Equipment (net of reserve allowances of $3,732 and $4,770 respectively):
New equipment	$33,482	$40,148
Used equipment	6,058	7,442
Parts (net of reserve allowances of $444 and $522 respectively)	9,493	10,707

	$49,033	$58,297

3.  Fixed Assets

    Fixed Assets consist of the following:

	April 30, 2001	July 31, 2000
Operating property, plant and equipment:
Land	$500	$500
Buildings	1,706	5,334
Machinery and equipment	4,042	4,030
Office furniture and fixtures	2,377	2,360
Computer hardware and software	1,452	1,869
Vehicles	2,018	1,428
Leasehold improvements	922	550

	13,017	16,071
Less: accumulated depreciation	(7,131)	(6,621)

Property, plant, and equipment (net)	$5,886	$9,450

Rental equipment fleet	$30,244	$32,493
Less: accumulated depreciation	(7,066)	(6,417)

Rental equipment (net)	$23,178	$26,076

Leased equipment fleet	$565	$5,481
Less: accumulated amortization	(13)	(506)

Leased equipment fleet (net)	$552	$4,975

4.  Convertible Debt

    In September 2000, the Company sold a total of $182,000 convertible promissory notes pursuant to Rule 506 of Regulation D. The notes are due on or before December 31, 2001 and accrue interest at the rate of 10% payable in stock after March 1, 2001, payable upon the earlier of maturity or conversion. The Notes are presently convertible into shares of Common Stock at a Conversion Price of $3.00 per share.

5.  Stock Options

    On March 22, 2001, the Board of Directors authorized the issuance of 1,200,000 stock options to certain employees and board members with an exercise price of $0.53 per option. These options vested immediately and resulted in compensation expense amounting to $112,800 for the quarter.

6.  Segment Information

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

Business Component Net Revenues	3 Months Ended April 30, 2001	3 Months Ended April 30, 2000	9 Months Ended April 30, 2001	9 Months Ended April 30, 2000
Equipment Sales	$22,328	$21,989	$63,353	$65,755
Equipment Rental	3,263	4,538	15,651	18,153
Product Support	8,050	8,813	26,719	27,484

Totals	$33,641	$35,340	$105,723	$111,392

Business Component Gross Margins	3 Months Ended April 30, 2001	3 Months Ended April 30, 2000	9 Months Ended April 30, 2001	9 Months Ended April 30, 2000
Equipment Sales	$1,073	$789	$2,147	$2,683
Equipment Rental	363	543	3,393	4,301
Product Support	922	1,904	4,633	5,037

Totals	$2,358	$3,236	$10,173	$12,021

    There are no inter-segment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

7.  Subsequent Events

    On May 15, 2001 the Company announced that it had merged with SupplyPoint, Inc., based in San Jose, California conditioned on certain closing requirements, including, but not limited to, approval by Deutsche Financial Services and Case Corporation.

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

Results of Operations

The Three Months and Six Months ended April 30, 2001 compared to the Three Months and Six Months ended April 30, 2000.

    Revenues for the three-month period ended April 30, 2001 decreased 4.8% to $33.6 million compared with $35.3 million for the three-month period ended April 30, 2000. Revenues were down from the prior year's third quarter in the rental, parts and service departments. The decrease in sales was primarily due to slowing of the economy over the past year.

    Revenues for the nine-month period ended April 30, 2001 decreased $5,669,000 or approximately 5.1% over the nine-month period ended April 30, 2000. The decrease was due primarily to the consolidation of stores and a slowing economy during the past year. For the nine-month period ended April 30, 2000, revenues in all departments, except rentals, were down from the same period in the prior year.

    The Company's gross profit margin of 7.0% for the three-month period ended April 30, 2001 was down from the prior year comparative period margin of 9.2%. The decrease in gross profit margins was partly the result of increased pressure from an economic downturn in the equipment industry. For the nine-month period ended April 30, 2001, the Company's gross margin was 9.6%, down from the 10.8% gross margin for the nine-month period ended April 30, 2000 due to the same factors mentioned previously.

    For the three-month period ended April 30, 2001, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.3%, slightly up from 9.1% for the prior year's third quarter. This increase in SG&A expenses is attributable to one time costs associated with compensation expense of $112,800 related to the issue of stock options. SG&A expenses for the nine-month period ended April 30, 2001 were 9.0%, slightly up from the 8.9% for the nine-month period ended April 30, 2000 due to the same factors mentioned previously.

    Interest expense for the three months ended April 30, 2001 of $1,425,000 was down from the $1,641,000 in the prior year comparative period. This decrease is the result of lower inventory levels in the quarter. Interest expense for the nine-month period ended April 30, 2001 was $4,654,000 compared to $4,386,000 for the nine-month period ended April 30, 2000, due to higher average interest rates during the first half of the year.

    The provision for taxes in the third quarter relates to re-establishing a valuation allowance related to deferred tax assets. The effective tax rate for the nine-months ended April 30, 2001, differs from the expected rate primarily due to increasing the valuation allowance for the amount of the tax benefit of the net operating loss during the period by approximately $900,000. As of April 30, 2001, the Company has an accumulative valuation allowance offsetting the deferred tax asset of approximately $3,800,000.

    The Company had a net loss for the quarter ended April 30, 2001 of $3,117,000 or $(1.53) per (basic and diluted) share compared with a net loss of $947,000 or $(0.29) per (basic and diluted) for the prior year's third quarter. The slowing of the economy and the equipment industry have contributed to these losses. For reasons stated in the previous paragraph, the provision for taxes has also affected the net loss for the three-month period ended April 30, 2001. For the nine-month period ended April 30, 2001, the Company reported a loss of $0.88 per share (basic and diluted) compared with a net loss of $0.43 per (basic and diluted) share for the nine-month period ended April 30, 2000. This loss is a result of the factors previously mentioned.

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

    Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 2001, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $14,633,000.

    The Company recently amended its inventory flooring and operating line of credit through DFS. The amended DFS credit facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Borrowings are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. As of April 30, 2001, approximately $53,778,000 was outstanding under the DFS credit facility.

    As of October 31,2000, the Company and DFS signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit.

    During the quarter ended April 30, 2001, cash and cash equivalents decreased by $1,317,000. For the nine-month period ended April 30, 2001, cash and cash equivalents decreased by $576,000. The Company had negative cash flow from operating activities for the first nine months reflecting an increase in short term financing. Purchases of fixed assets during the period were related mainly to the purchase of vehicles company wide and leasehold improvements to the Portland branch facility.

    The Company's cash and cash equivalents of $248,000 as of April 30, 2001 and available credit facilities are considered sufficient to support current levels of operations for at least the next twelve months.

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

    All of the products and services provided by the Company are either capital equipment or included in capital equipment, which are used in the cyclical construction, industrial, and agricultural sectors. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the equipment sold and rented by the Company. In addition, although agricultural equipment sales are less than 2% of the Company's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect the Company's agricultural equipment related business.

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

    The Company's sales and profit margins can be affected by Case Corporation because approximately 50% of the Company's product sales are products provided by Case Corporation.

PART II.  OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

    ITEM 5.  OTHER INFORMATION

  None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.
  EXHIBITS.

    None.

  B.
  REPORTS ON FORM 8-K.

    Form 8-K filed May 25, 2001 reporting on the closing of the merger between Western Power & Equipment Corp. and SupplyPoint, Inc.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN POWER & EQUIPMENT CORP.
June 14, 2001	By:	/s/ MARK J. WRIGHT Mark J. Wright Vice President of Finance and Chief Financial Officer

QuickLinks

INDEX
  ITEM 1.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE