Form 10-Q
period 2001-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2001-12-12
CIK 939729

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended October 31, 2001
Commission File Number 0-26230

WESTERN POWER & EQUIPMENT CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	91-1688446 (I.R.S. Employer I.D. number)
6407-B N.E. 117th Avenue, Vancouver, WA (Address of principal executive offices)	98662 (Zip Code)

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

WESTERN POWER & EQUIPMENT CORP.
INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheet October 31, 2001 (Unaudited) and July 31, 2001		1
Consolidated Statement of Operations Three months ended October 31, 2001 (Unaudited) and October 31, 2000 (Unaudited)		2
Consolidated Statement of Cash Flows Three months ended October 31, 2001 (Unaudited) and October 31, 2000 (Unaudited)		3
Notes to Consolidated Financial Statements		4
Item 2.	Management's Discussion and Analysis of Financial Condition and Operating Results	7-9
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	N/A
Item 2.	Changes in Securities	N/A
Item 3.	Defaults Upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	N/A
Item 5.	Other Information	N/A
Item 6.	Exhibits and Reports on Form 8-K	10

ITEM 1. FINANCIAL STATEMENTS

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	October 31, 2001	July 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51	$770
Accounts receivable, less allowance for doubtful accounts of $849 and $948	11,195	14,295
Inventories	41,057	44,867
Prepaid expenses	198	298
Deferred income taxes	2,541	2,541

Total current assets	55,042	62,771
Fixed Assets:
Property, plant and equipment (net)	5,503	5,584
Rental equipment fleet (net)	21,332	22,027

Total fixed assets	26,835	27,611
Intangibles and other assets, net of accumulated amortization of $838 and $808	2,679	2,720

Total assets	$84,556	$93,102

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under floor plan financing	$13,425	$14,237
Short-term borrowings	49,246	53,384
Convertible debt	182	182
Accounts payable	9,272	11,591
Accrued payroll and vacation	865	1,754
Other accrued liabilities	974	1,716
Capital lease obligation	14	18

Total current liabilities	73,978	82,882
Deferred income taxes	2,541	2,541
Capital lease obligation	920	920
Long-term borrowings	8	8

Total long-term liabilities	3,469	3,469

Total liabilities	77,447	86,351

Stockholders' equity:
Preferred stock—10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; 20,000,000 shares authorized; 3,403,162 issued and outstanding	4	4
Additional paid-in capital	15,894	15,894
Retained earnings	(7,945)	(8,303)
Less common stock in treasury, at cost (130,300 shares)	(844)	(844)

Total stockholders' equity	7,109	6,751

Total liabilities and stockholders' equity	$84,556	$93,102

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,
	2001	2000
Net revenue	$28,500	$37,783
Cost of revenues	24,383	32,925

Gross profit	4,117	4,858
Selling, general and administrative expenses	2,570	3,280

Operating Income	1,547	1,578
Other income (expense):
Interest expense	(1,258)	(1,679)
Other income	80	856

Income before taxes	370	755
Income tax provision	12	294

Net income	$358	$461

Basic earnings per common share	$0.11	$0.14

Average outstanding common shares for basic earnings per share	3,403	3,353

Average outstanding common shares and equivalents for diluted earnings per share	3,403	3,353

Diluted earnings per share	$0.11	$0.14

See accompanying notes to financial statements.

WESTERN POWER & EQUIPMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended October 31,
	2001	2000
Cash flows from operating activities:
Net income	$358	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,634	3,275
Amortization	31	10
Gain on sale of fixed assets	(222)	(522)
Changes in assets and liabilities:
Accounts receivable	1,549	(249)
Inventories	2,478	119
Leased equipment, net	-0-	53
Prepaid expenses	100	64
Accounts payable	(1,903)	(1,345)
Accrued payroll and vacation	86	74
Other accrued liabilities	(307)	(86)
Deferred lease income	-0-	(63)
Income taxes receivable/payable	2	278
Other assets/liabilities	-0-	-0-

Net cash provided by operating activities	4,806	2,069

Cash flow from investing activities:
Purchase of fixed assets	(47)	(263)
Purchase/sales of rental equipment, net	(1,694)	(359)
Proceeds on sale of fixed assets	187	45
Proceeds on sale of rental equipment	1,249	-0-
Purchase of intangibles	10	15

Net cash used in investing activities	(295)	(562)

Cash flows from financing activities:
Principal payments on capital leases	(4)	(17)
Inventory floor-plan financing	(807)	5,066
Short-term financing	(4,143)	(6,992)
Long-term borrowings (repayments)	-0-	-0-

Net cash used in financing activities	(4,954)	(1,943)

Decrease in cash and cash equivalents	(443)	(436)
Cash and cash equivalents at beginning of period	494	824

Cash and cash equivalents at end of period	$51	$388

See accompanying notes to financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Basis of Presentation

    The financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the financial statements for the preceding year included in the annual report on Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the annual report on Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission.

2. Inventories

    Inventories consist of the following:

	October 31, 2001	July 31, 2001
Equipment (net of reserve allowances of $6,618 and $7,489 respectively):
New equipment	$24,852	$28,163
Used equipment	6,971	7,425
Parts (net of reserve allowance of $287 and $282 respectively)	9,234	9,279

	$41,057	$44,867

3. Fixed Assets

    Fixed Assets consist of the following:

	October 31, 2001	July 31, 2001
Operating property, plant and equipment:
Land	$500	$500
Buildings	1,733	1,717
Machinery and equipment	3,864	3,997
Office furniture and fixtures	2,232	2,377
Computer hardware and software	1,453	1,453
Vehicles	1,703	1,964
Leasehold improvements	943	958

	12,428	12,966
Less: accumulated depreciation	(6,925)	(7,382)

Property, plant, and equipment (net)	$5,503	$5,584

Rental equipment fleet	$29,016	$28,889
Less: accumulated depreciation	(7,684)	(6,862)

Rental equipment (net)	$21,332	$22,027

4. Short-term Borrowings

    As of October 31, 2000, the Company and Deutsche Financial Services (DFS) signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of October 31, 2001, the Company was in technical default of the financial covenants in the DFS credit facility. The Company has not received a waiver of such defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so in the future.

    The Company currently is in negotiations with DFS to extend or renew the credit facility beyond its current expiration of December 28, 2001. The Company believes that it can reach agreement with DFS to extend or renew the agreement on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current DFS credit facility, DFS could demand repayment of the entire outstanding balance at anytime after December 28, 2001. In such case, the Company would be unable to repay the entire DFS outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing DFS credit facility or that DFS will not call the balance due at anytime after December 28, 2001.

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

	Three Months Ended October 31,
Business Component Net Revenues
	2001	2000
Equipment Sales	$18,878	$20,851
Equipment Rental	1,695	6,983
Product Support	7,927	9,949

Totals	$28,500	$37,783

	Three Months Ended October 31,
Business Component Gross Margins
	2001	2000
Equipment Sales	$2,162	$638
Equipment Rental	555	1,893
Product Support	1,400	2,327

Total	$4,117	$4,858

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions (see below). Any forward-looking statements should be considered in light of these factors.

Results of Operations

The Three Months ended October 31, 2001 compared to the Three Months ended October 31, 2000.

    Revenues for the three-month period ended October 31, 2001 decreased 24.6% to $28.5 million compared with $37.8 million for the three-month period ended October 31, 2000. Revenues were down from the prior year's first quarter in every department and in most store locations. The closure of two stores during the first fiscal quarter also contributed to the revenue decrease.

    The Company's gross profit margin of 14.4% for the three-month period ended October 31, 2001 was up from the prior year comparative period margin of 12.9%. The increase in gross profit margins was partly the result of higher gross margins on equipment sales as well as a higher concentration of overall business coming from the relatively higher margin product support (parts and service) business.

    For the three-month period ended October 31, 2001, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.0%, up from 8.7% for the prior year's quarter. Some of the increased SG&A expenses are attributable to costs associated with the closing of two stores during the first quarter and some ongoing expenses still being incurred for the vacated locations.

    Interest expense for the three months ended October 31, 2001 of $1,258,000 was down from the $1,679,000 in the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates on the DFS facility.

    The effective tax rate for the three months ended October 31, 2001 was approximately 3.2%, which is lower than the 39.0% effective tax rate for the prior year comparative period. The first quarter's effective tax rate reflects the company's net operating loss carryforwards, which have not yet been recognized for tax purposes. The effective tax rate in the prior year more closely approximates statutory levels.

    The Company had net income for the quarter ended October 31, 2001 of $358,000 or $.11 per (basic and diluted) share compared with a net income of $461,000 or $0.14 per (basic and diluted) for the prior year's first quarter. The first quarter of FY01 included a non-recurring pre-tax gain of $589,000 for the conversion of capital leases to operating leases.

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

    Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 2001, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $13,425,000.

    As of October 31, 2000, the Company and DFS signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS credit facility matures December 28, 2001 and is a floating rate facility based on prime with rates between 0.75% under prime to 0.25% over prime depending on the amount of total debt leverage of the Company. As of October 31, 2001, the Company was in technical default of the financial covenants in the DFS credit facility. The Company has not received a waiver of such defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so in the future.

    Borrowings under the DFS credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition-related debt at a lower interest rate. As of October 31, 2001, approximately $49,246,000 was outstanding under the DFS credit facility.

    The Company currently is in negotiations with DFS to extend or renew the credit facility beyond its current expiration of December 28, 2001. The Company believes that it can reach agreement with DFS to extend or renew the agreement on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current DFS credit facility, DFS could demand repayment of the entire outstanding balance at anytime after December 28, 2001. In such case, the Company would be unable to repay the entire DFS outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing DFS credit facility or that DFS will not call the balance due at anytime after December 28, 2001.

    During the quarter ended October 31, 2001, cash and cash equivalents decreased by $443,000. The Company had positive cash flow from operating activities in the first quarter reflecting the net income for the quarter and adding depreciation and amortization.

    The Company's cash and cash equivalents of $51,000 as of October 31, 2001 and available credit facilities are considered sufficient to support current levels of operations for at least the next twelve months.

Merger Agreement; Asset Sale Account

    On May 14, 2001, the Company announced that its merger with Supply Point, Inc., based in San Jose, California, closed, subject to certain conditions including the approval of Deutsche Financial Services, its chief lender, and Case Corporation. The closing documents are being held in escrow subject to such conditions. The Company currently does not know whether these conditions will be satisfied.

    On September 18, 2001, the Company announced that it had entered into an agreement to sell substantially all of assets and liabilities of the equipment distribution business owned by Western Power & Equipment Corp. (Oregon), a wholly owned subsidiary, to e*machinery.net, inc. (EMAC) for $500,000 in cash, a seven-year, 7% promissory note for $700,000, and 1.2 million shares of EMAC restricted common stock. Closing is subject to a number of conditions including, but not limited to, due diligence, approval of Case Corporation, and Deutsche Financial Services. There is no assurance that the transaction will be consummated. On November 1, 2001 the Company and EMAC entered into an agreement to extend the due diligence and escrowed funds deadlines in the Asset Purchase Agreement until February 28, 2002.

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

    The Company's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, industrial, and agricultural sectors. An erosion in North American and/or other countries' economies could adversely affect the Company's business. Market specific factors could also adversely affect one or more of the Company's target markets and/or products. The Company expects the construction equipment market in its store locations to remain flat or slightly down over the next 6 to 12 months. A larger drop in the construction equipment market could have a material adverse impact upon the Company's operating results.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
A. EXHIBITS.
None.
B. REPORTS ON FORM 8-K.

    The Company filed a current report on Form 8-K on September 24, 2001 regarding the Company signing an agreement to sell substantially all of its assets to e-machinery.net, Inc. The Company filed a current report on Form 8-K on December 10, 2001 regarding the Company changing its external auditors. The Company filed an amended current report on Form 8-K/A on December 11, 2001 to amend the current report on Form 8-K filed December 10, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN POWER & EQUIPMENT CORP.
December 12, 2001
	By:	/s/ Mark J. Wright Mark J. Wright Vice President of Finance and Chief Financial Officer

QuickLinks

WESTERN POWER & EQUIPMENT CORP. INDEX
WESTERN POWER & EQUIPMENT CORP. CONSOLIDATED BALANCE SHEET (Dollars in thousands)
WESTERN POWER & EQUIPMENT CORP. CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share amounts)
WESTERN POWER & EQUIPMENT CORP. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Dollars in thousands)
Western Power & Equipment Corp. Notes to Consolidated Financial Statements (Dollars in thousands)
SIGNATURE