Form 10-Q/A
period 2001-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2002-01-03
CIK 939729

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 2001
                         Commission File Number 0-26230

                         WESTERN POWER & EQUIPMENT CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                 91-1688446
     ------------------                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                     I.D. number)

6407-B N.E. 117th Avenue, Vancouver, WA                                98662
---------------------------------------                                -----
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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Title of Class                                       Number of shares
       Common Stock                                          Outstanding
(par value $.001 per share)                                   3,403,162

                         WESTERN POWER & EQUIPMENT CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION                                      Page Number

         Item 1. Financial Statements

          Consolidated Balance Sheet
            October 31, 2001 (Unaudited) and July 31, 2001 ...........  1

          Consolidated Statement of Operations
            Three months ended October 31, 2001 (Unaudited)
            and October 31, 2000 (Unaudited) .........................  2

          Consolidated Statement of Cash Flows
            Three months ended October 31, 2001 (Unaudited)
            and October 31, 2000 (Unaudited) .........................  3

          Notes to Consolidated Financial Statements .................  4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Operating Results ...........  6 - 9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ...................................  N/A

         Item 2. Changes in Securities ...............................  N/A

         Item 3. Defaults Upon Senior Securities .....................  N/A

         Item 4. Submission of Matters to a Vote of Security
                 Holders .............................................  N/A

         Item 5. Other Information ...................................  N/A

         Item 6. Exhibits and Reports on Form 8-K ....................  10

ITEM 1. FINANCIAL STATEMENTS

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                     October 31,      July 31,
                                                                        2001            2001
                                                                    ------------    ------------
                                                                     (Unaudited)
                ASSETS
Current assets:
    Cash and cash equivalents ...................................   $         51    $        770
    Accounts receivable, less allowance for
      doubtful accounts of $849 and $948 ........................         11,195          14,295
    Inventories .................................................         41,057          44,867
    Prepaid expenses ............................................            198             298
    Deferred income taxes .......................................          2,541           2,541
                                                                    ------------    ------------
         Total current assets ...................................         55,042          62,771

Fixed Assets:
    Property, plant and equipment (net) .........................          5,503           5,584
    Rental equipment fleet (net) ................................         21,332          22,027
                                                                    ------------    ------------
         Total fixed assets .....................................         26,835          27,611

Intangibles and other assets, net of accumulated
      amortization of $838 and $808 .............................          2,679           2,720
                                                                    ------------    ------------
Total assets ....................................................   $     84,556    $     93,102
                                                                    ============    ============

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under floor plan financing .......................   $     13,425    $     14,237
    Short-term borrowings .......................................         49,246          53,384
    Convertible debt ............................................            182             182
    Accounts payable ............................................          9,272          11,591
    Accrued payroll and vacation ................................            865           1,754
    Other accrued liabilities ...................................            974           1,716
    Capital lease obligation ....................................             14              18
                                                                    ------------    ------------
        Total current liabilities ...............................         73,978          82,882

Deferred income taxes ...........................................          2,541           2,541
Capital lease obligation ........................................            920             920
Long-term borrowings ............................................              8               8
                                                                    ------------    ------------
      Total long-term liabilities ...............................          3,469           3,469
                                                                    ------------    ------------
Total liabilities ...............................................         77,447          86,351
                                                                    ------------    ------------

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding ...............................             --              --
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,403,162 issued and outstanding ..............              4               4
    Additional paid-in capital ..................................         15,894          15,894
    Retained earnings ...........................................         (7,945)         (8,303)
    Less common stock in treasury, at cost
      (130,300 shares) ..........................................           (844)           (844)
                                                                    ------------    ------------
        Total stockholders' equity ..............................          7,109           6,751
                                                                    ------------    ------------
Total liabilities and stockholders' equity ......................   $     84,556    $     93,102
                                                                    ============    ============

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended
                                                               October 31,
                                                            2001        2000
                                                            ----        ----
Net revenue ...........................................   $ 28,500    $ 37,783

Cost of revenues ......................................     24,383      32,925
                                                          --------    --------

Gross profit ..........................................      4,117       4,858

Selling, general and administrative expenses ..........      2,570       3,280
                                                          --------    --------

Operating Income ......................................      1,547       1,578

Other income (expense):
    Interest expense ..................................     (1,258)     (1,679)
    Other income ......................................         80         856
                                                          --------    --------

Income before taxes ...................................        370         755

Income tax provision ..................................         12         294
                                                          --------    --------

Net income ............................................   $    358    $    461
                                                          ========    ========

Basic earnings per common share .......................   $   0.11    $   0.14
                                                          ========    ========

Average outstanding common shares for
  basic earnings per share ............................      3,403       3,353
                                                          ========    ========

Average outstanding common shares and equivalents
  for diluted earnings per share ......................      3,403       3,353
                                                          ========    ========

Diluted earnings per share ............................   $   0.11    $   0.14
                                                          ========    ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                October 31,
                                                              2001        2000
                                                            -------     -------
Cash flows from operating activities:
    Net income .........................................    $   358     $   461
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation ...................................      2,634       3,275
        Amortization ...................................         31          10
        Gain on sale of fixed assets ...................       (222)       (522)
        Changes in assets and liabilities:
            Accounts receivable ........................      1,549        (249)
            Inventories ................................      2,478         119
            Leased equipment, net ......................         -0-         53
            Prepaid expenses ...........................        100          64
            Accounts payable ...........................     (1,903)     (1,345)
            Accrued payroll and vacation ...............         86          74
            Other accrued liabilities ..................       (307)        (86)
            Deferred lease income ......................         -0-        (63)
            Income taxes receivable/payable ............          2         278
            Other assets/liabilities ...................         -0-         -0-
                                                            -------     -------
    Net cash provided by operating activities ..........      4,806       2,069
                                                            -------     -------

Cash flow from investing activities:
    Purchase of fixed assets ...........................        (47)       (263)
    Purchase/sales of rental equipment, net ............     (1,694)       (359)
    Proceeds on sale of fixed assets ...................        187          45
    Proceeds on sale of rental equipment ...............      1,249          -0-
    Purchase of intangibles ............................         10          15
                                                            -------     -------
    Net cash used in investing activities ..............       (295)       (562)
                                                            -------     -------

Cash flows from financing activities:
    Principal payments on capital leases ...............         (4)        (17)
    Inventory floor-plan financing .....................       (807)      5,066
    Short-term financing ...............................     (4,143)     (6,992)
    Long-term borrowings (repayments) ..................         -0-         -0-
                                                            -------     -------
    Net cash used in financing activities ..............     (4,954)     (1,943)
                                                            -------     -------

Decrease in cash and cash equivalents ..................       (443)       (436)
Cash and cash equivalents at beginning of
 period ................................................        494         824
                                                            -------     -------

Cash and cash equivalents at end of period .............    $    51     $   388
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

2. Inventories

Inventories consist of the following:

                                                                    October 31,   July 31,
                                                                       2001         2001
                                                                       ----         ----
         Equipment (net of reserve allowances of $6,618 and $7,489
          respectively):
           New equipment                                             $ 24,852      $28,163
           Used equipment                                               6,971        7,425

         Parts (net of reserve allowance of $287
          and $282 respectively)                                        9,234        9,279
                                                                     --------      -------

                                                                     $ 41,057      $44,867
                                                                     ========      =======

3. Fixed Assets

Fixed Assets consist of the following:

                                                                    October 31,    July 31,
                                                                       2001         2001
                                                                       ----         ----
         Operating property, plant and equipment:
           Land                                                      $    500      $   500
           Buildings                                                    1,733        1,717
           Machinery and equipment                                      3,864        3,997
           Office furniture and fixtures                                2,232        2,377
           Computer hardware and software                               1,453        1,453
           Vehicles                                                     1,703        1,964
           Leasehold improvements                                         943          958
                                                                     --------      -------
                                                                       12,428       12,966
           Less: accumulated depreciation                              (6,925)      (7,382)
                                                                     --------      -------
         Property, plant, and equipment (net)                        $  5,503      $ 5,584
                                                                     ========      =======

         Rental equipment fleet                                      $ 29,016      $28,889
           Less: accumulated depreciation                              (7,684)      (6,862)
                                                                     --------      -------
         Rental equipment (net)                                      $ 21,332      $22,027
                                                                     ========      =======

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

      Business Component                         Three Months Ended
      Net Revenues                                   October 31,
                                               2001              2000
      ------------------                     --------          --------

      Equipment Sales                         $18,878           $20,851

      Equipment Rental                          1,695             6,983

      Product Support                           7,927             9,949
                                               ------           -------

      Totals                                  $28,500           $37,783
                                              =======           =======

      Business Component                         Three Months Ended
      Gross Margins                                  October 31,
                                               2001              2000
      ------------------                     --------          --------

      Equipment Sales                         $ 2,162           $   638

      Equipment Rental                            555             1,893

      Product Support                           1,400             2,327
                                              -------           -------

      Total                                   $ 4,117           $ 4,858
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

Merger Agreement; Asset Sale Agreement

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

      On September 18, 2001, the Company announced that it had entered into an agreement to sell substantially all of assets and liabilities of the equipment distribution business owned by Western Power & Equipment Corp. (Oregon), a wholly owned subsidiary, to e*machinery.net, inc. (EMAC) for $500,000 in cash, a seven-year, 7% promissory note for $700,000, and 1.2 million shares of EMAC restricted common stock. Closing is subject to a number of conditions including, but not limited to, due diligence, approval of Case Corporation, and Deutsche Financial Services. There is no assurance that the transaction will be consummated. On November 1, 2001 the Company and EMAC entered into an agreement to extend the due diligence and escrowed funds deadlines in the Asset Purchase Agreement until February 28, 2002. The agreement with EMAC is conditioned upon EMAC depositing $5,500,000 into escrow by February 28, 2002. As of Spetember 30, 2001, EMAC's financial statements listed cash and net equity of $114,000 and $614,000, respectively.

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

PART II. OTHER INFORMATION

      ITEM 5. OTHER INFORMATION

              None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              A.    EXHIBITS.

                    None.

              B.    REPORTS ON FORM 8-K.

              The Company filed a current report on Form 8-K on September 24, 2001 regarding the Company signing an agreement to sell substantially all of its assets to e-machinery.net, Inc. The Company filed a current report on Form 8-K on December 10, 2001 regarding the Company changing its external auditors. The
              Company filed a current report on Form 8-K/A on December 11, 2001 to amend the current report on Form 8-K filed on December 10, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN POWER & EQUIPMENT CORP.

January 3, 2002


                    By: /s/ Mark J. Wright
                        -------------------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer