Form 10-Q
period 2002-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2002-03-14
CIK 939729

================================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2002
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                     91-1688446
         ------------------------                             ----------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                         I.D. number)

6407-B N.E. 117th Avenue, Vancouver, WA                          98662
---------------------------------------                          -----
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

                      YES  [X]            NO   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Title of Class                      Number of shares
               Common Stock                         Outstanding
               ------------                         -----------
       (par value $.001 per share)                   3,403,162

================================================================================

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                      Page Number

     Item 1.     Financial Statements

      Consolidated Balance Sheet
        January 31, 2002 (Unaudited) and July 31, 2001..............      1

      Consolidated Statement of Operations
        Three months ended January 31, 2002 (Unaudited)
        and January 31, 2001 (Unaudited)............................      2

      Consolidated Statement of Operations
         Six months ended January 31, 2002 (Unaudited)
         And January 31, 2001 (Unaudited)...........................      3

      Consolidated Statement of Cash Flows
        Six months ended January 31, 2002 (Unaudited)
        and January 31, 2001 (Unaudited)............................      4

      Notes to Consolidated Financial Statements....................      5 - 7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Operating Results..........     8 - 11


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings..................................      N/A

     Item 2.     Changes in Securities..............................      N/A

     Item 3.     Defaults Upon Senior Securities....................      N/A

     Item 4.     Submission of Matters to a Vote of Security
                             Holders................................      N/A

     Item 5.     Other Information..................................      N/A

     Item 6.     Exhibits and Reports on Form 8-K...................      12

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                             January 31,         July 31,
                                                                2002               2001
                                                              --------           --------
                                                             (Unaudited)
                ASSETS
Current assets:
     Cash and cash equivalents .....................          $    107           $    770
     Accounts receivable, less allowance for
       doubtful accounts of $765 and $948 ..........            10,625             14,295
     Inventories ...................................            37,850             44,867
     Prepaid expenses ..............................               201                298
       Deferred income taxes .......................             2,541              2,541
                                                              --------           --------
            Total current assets ...................            51,323             62,771

Fixed Assets:
     Property, plant and equipment (net) ...........             4,833              5,584
     Rental equipment fleet (net) ..................            20,191             22,027
                                                              --------           --------
            Total fixed assets .....................            25,024             27,611

Intangibles and other assets, net of accumulated
       amortization of $870 and $808 ...............             2,648              2,720
                                                              --------           --------
Total assets .......................................          $ 78,995           $ 93,102
                                                              ========           ========

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under floor plan financing .........          $ 10,270           $ 14,237
     Short-term borrowings .........................            48,285             53,384
     Convertible debt ..............................               182                182
     Accounts payable ..............................             8,775             11,591
     Accrued payroll and vacation ..................               702              1,754
     Other accrued liabilities .....................               963              1,716
     Capital lease obligation ......................                 6                 18
                                                              --------           --------
         Total current liabilities .................            69,183             82,882

Deferred income taxes ..............................             2,541              2,541
Capital lease obligation ...........................               920                920
Long-term borrowings ...............................                 8                  8
                                                              --------           --------
      Total long-term liabilities ..................             3,469              3,469
                                                              --------           --------
Total liabilities ..................................            72,652             86,351
                                                              --------           --------

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding .................              --                 --
     Common stock-$.001 par value; 20,000,000 shares
       authorized; 3,403,162 issued and outstanding                  4                  4
     Additional paid-in capital ....................            15,894             15,894
     Retained deficit ..............................            (8,711)            (8,303)
     Less common stock in treasury, at cost
       (130,300 shares) ............................              (844)              (844)
                                                              --------           --------
         Total stockholders' equity ................             6,343              6,751
                                                              --------           --------
Total liabilities and stockholders' equity .........          $ 78,995           $ 93,102
                                                              ========           ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                Three Months Ended
                                                                    January 31,
                                                             2002               2001
                                                           --------           --------
Net revenue .....................................          $ 26,229           $ 34,299

Cost of revenues ................................            23,379             31,341
                                                           --------           --------

Gross profit ....................................             2,850              2,958

Selling, general and administrative expenses ....             2,551              3,077
                                                           --------           --------

Operating Income (Loss) .........................               299               (119)

Other income (expense):
     Interest expense ...........................            (1,026)            (1,549)
     Other income (expense) .....................               (27)               318
                                                           --------           --------

Loss before taxes ...............................              (754)            (1,350)

Income tax provision (Benefit) ..................                12             (3,045)
                                                           --------           --------

Net Income (Loss) ...............................          $   (766)          $  1,695
                                                           ========           ========

Basic earnings (loss) per common share ..........          $  (0.23)          $   0.51
                                                           ========           ========

Average outstanding common shares for
  basic earnings per share ......................             3,403              3,353
                                                           ========           ========

Average outstanding common shares and equivalents
  for diluted earnings per share ................             3,403              3,353
                                                           ========           ========

Diluted earnings (loss) per share ...............          $  (0.23)          $   0.51
                                                           ========           ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                Six Months Ended
                                                                   January 31,
                                                             2002               2001
                                                           --------           --------
Net revenue .....................................          $ 54,729           $ 72,082

Cost of revenues ................................            47,762             64,267
                                                           --------           --------

Gross profit ....................................             6,967              7,815

Selling, general and administrative expenses ....             5,121              6,356
                                                           --------           --------

Operating Income ................................             1,846              1,459

Other income (expense):
     Interest expense ...........................            (2,284)            (3,229)
     Other income ...............................                54              1,175
                                                           --------           --------

Loss before taxes ...............................              (384)              (595)

Income tax provision (Benefit) ..................                24             (2,751)
                                                           --------           --------

Net Income (Loss) ...............................          $   (408)          $  2,156
                                                           ========           ========

Basic earnings per common share .................          $  (0.12)          $   0.64
                                                           ========           ========

Average outstanding common shares for
  basic earnings per share ......................             3,403              3,353
                                                           ========           ========

Average outstanding common shares and equivalents
  for diluted earnings per share ................             3,403              3,353
                                                           ========           ========

Diluted earnings per share ......................          $  (0.12)          $   0.64
                                                           ========           ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                  Six Months Ended
                                                                     January 31,
                                                                2002             2001
                                                              -------           -------
Cash flows from operating activities:
     Net loss ......................................          $  (408)          $  (159)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation ..............................            4,272             5,193
         Amortization ..............................               63                50
         Gain on sale of fixed assets ..............             (493)                0
         Changes in assets and liabilities:
             Accounts receivable ...................            2,142             3,320
             Inventories ...........................            4,878             4,494
             Leased equipment, net .................              -0-               182
             Prepaid expenses ......................               74               (32)
             Accounts payable ......................           (2,400)           (6,736)
             Accrued payroll and vacation ..........              (77)             (267)
             Other accrued liabilities .............             (321)             (873)
             Deferred lease income .................             (213)
             Income taxes receivable/payable .......                3              (277)
             Other assets/liabilities ..............              -0-               -0-
                                                              -------           -------
     Net cash provided by operating activities .....            7,733             4,683
                                                              -------           -------
Cash flow from investing activities:
     Purchase of fixed assets ......................             (146)             (384)
     Purchase/sales of rental equipment, net .......           (1,992)             (576)
     Proceeds on sale of fixed assets ..............              271                 0
     Proceeds on sale of rental equipment ..........            2,814               -0-
     Purchase of intangibles .......................               10                 0
                                                              -------           -------
     Net cash provided by (used in) investing
      activities ...................................              957              (960)
                                                              -------           -------
Cash flows from financing activities:
     Principal payments on capital leases ..........              (12)                3
     Inventory floor-plan financing ................           (3,957)           (8,280)
     Short-term financing ..........................           (5,108)            2,958
     Long-term borrowings (repayments) .............              -0-               -0-
                                                              -------           -------
     Net cash used in financing activities .........           (9,077)           (5,319)
                                                              -------           -------

Decrease in cash and cash equivalents ..............             (388)           (1,597)
Cash and cash equivalents at beginning of
 period ............................................              494             2,626
                                                              -------           -------

Cash and cash equivalents at end of period .........          $   107           $ 1,032
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

2.    INVENTORIES

      Inventories consist of the following:

                                                     January 31,        July 31,
                                                         2002             2001
                                                       -------          -------
      Equipment (net of reserve allowances of
       $5,816 and $7,489 respectively):
        New equipment                                  $21,836          $28,163
        Used equipment                                   7,492            7,425

      Parts (net of reserve allowance of $229
       and $282 respectively)                            8,522            9,279
                                                       -------          -------
                                                       $37,850          $44,867
                                                       =======          =======

3.    FIXED ASSETS

      Fixed Assets consist of the following:

                                                  January 31,          July 31,
                                                      2002               2001
                                                    --------           --------
      Operating property, plant
        and equipment:
        Land                                        $    500           $    500
        Buildings                                      1,733              1,717
        Machinery and equipment                        3,777              3,997
        Office furniture and fixtures                  2,232              2,377
        Computer hardware and software                 1,454              1,453
        Vehicles                                       1,617              1,964
        Leasehold improvements                           983                958
                                                    --------           --------
                                                      12,296             12,966
        Less: accumulated depreciation                (7,464)            (7,382)
                                                    --------           --------
      Property, plant, and equipment (net)          $  4,833           $  5,584
                                                    ========           ========

      Rental equipment fleet                        $ 27,323           $ 28,889
        Less: accumulated depreciation                (7,132)            (6,862)
                                                    --------           --------
      Rental equipment (net)                        $ 20,191           $ 22,027
                                                    ========           ========

4.    SHORT-TERM BORROWINGS

      As of October 31, 2000, the Company and Deutsche Financial Services (DFS) signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS facility is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of January 31, 2002, the DFS credit facility had expired without extension or renewal and the Company was in technical default of the financial covenants in the DFS credit facility at the time of such expiration. The Company has not received an extension or renewal of the credit facility or a waiver of the defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so at anytime in the future.

      The Company currently is in negotiations with DFS to extend or renew the credit facility beyond its expiration on December 28, 2001. The Company believes that it can reach agreement with DFS to extend or renew the agreement on reasonably acceptable terms prior to July 31, 2002. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the expired DFS credit facility, DFS could demand repayment of the entire outstanding balance at anytime. In such case, the Company would be unable to repay the entire DFS outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired DFS credit facility or that DFS will not call the balance due at anytime.

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

      Business Component           Three Months Ended                Six Months Ended
      Net Revenues                     January 31,                       January 31,
                                  2002             2001             2002             2001
      ------------------        -------          -------          -------          -------
      Equipment Sales           $18,541          $20,175          $37,419          $41,026

      Equipment Rental              998            5,405            2,693           12,388

      Product Support             6,690            8,719           14,617           18,668
                                -------          -------          -------          -------

      Totals                    $26,229          $34,299          $54,729          $72,082
                                =======          =======          =======          =======


      Business Component           Three Months Ended                Six Months Ended
      Gross Margins                    January 31,                       January 31,
                                  2002             2001             2002             2001
      ------------------        -------          -------          -------          -------
      Equipment Sales           $ 1,942          $   436          $ 4,104          $ 1,074

      Equipment Rental               69            1,138              624            3,030

      Product Support               839            1,384            2,239            3,711
                                -------          -------          -------          -------

      Total                     $ 2,850          $ 2,958          $ 6,967          $ 7,815
                                =======          =======          =======          =======


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            -----------------------------------------------------------------
            LIQUIDITY AND CAPITAL RESOURCES
            -------------------------------

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

Results of Operations
---------------------

The Three Months and Six Months ended January 31, 2002 compared to the Three
----------------------------------------------------------------------------
Months and Six Months ended January 31, 2001.
---------------------------------------------

Revenues for the three-month period ended January 31, 2002 decreased 23.5% to $26.2 million compared with $34.3 million for the three-month period ended January 31, 2001. Revenues were down from the prior year's second quarter in every department and in most store locations. The return of normal weather to the Pacific Northwest compared with a mild quarter in 2000 contributed in part to the revenue decrease, along with a generally sluggish economy in many areas.

Revenues for the six-month period ended January 31, 2002 decreased 24.1% to $54.7 million compared with $72.1 million for the six-month period ended January 31, 2001. Revenues were down from the prior year in every department and in most store locations for the same reasons stated above and the closing of two stores in the first quarter contributed to the revenue decrease.

The Company's gross profit margin of 10.8% for the three-month period ended January 31, 2002 was up from the prior year comparative period margin of 8.6%. The Company's gross profit margin of 12.7% for the six-months ended January 31, 2002 was up from the comparative period margin of 10.8%. The increase in gross profit margins was chiefly the result of higher gross margins on equipment sales.

For the three-month period ended January 31, 2002, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.7%, up from 9.0% for the prior year's quarter. For the six-month period ended January 31, 2002, SG&A expenses were 9.3% of sales, up from 8.8% in the comparative period ended January 31, 2001. Some of the increased SG&A expenses are attributable to costs associated with the closing of two stores during the first quarter and some ongoing expenses still being incurred for the vacated locations.

Interest expense for the three months ended January 31, 2002 of $1,026,000 was down from the $1,549,000 in the prior year comparative period and for the six months ended January 31, 2002 interest expense was $2,284,000 compared with $3,229,000 for the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates on the DFS facility.

The Company had a net loss for the three months ended January 31, 2002 of $766,000 or $0.23 per (basic and diluted) share compared with a net income of $1,695,000 or $0.51 per (basic and diluted) for the prior year's comparable quarter and a net loss of $408,000 or $0.12 per(basic and diluted)share for the six months ended January 31, 2002 as compared to net income of $2,156,000 or $0.64 per (basic and diluted) share for the six months ended January 31, 2001. The first quarter of FY01 included a non-recurring pre-tax gain of $589,000 for the conversion of capital leases to operating leases.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 2002, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $10,270,000.

As of October 31, 2000, the Company and Deutsche Financial Services (DFS) signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS facility is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of January 31, 2002, the DFS credit facility had expired without extension or renewal and the Company was in technical default of the financial covenants in the DFS credit facility at the time of such expiration. The Company has not received an extension or renewal of the credit facility or a waiver of the defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so at anytime in the future.

Borrowings under the DFS credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition-related debt at a lower interest rate. As of January 31, 2002, approximately $48,285,000 was outstanding under the DFS credit facility.

The Company currently is in negotiations with DFS to extend or renew the credit facility beyond its expiration on December 28, 2001. The Company believes that it can reach agreement with DFS to extend or renew the agreement on reasonably acceptable terms prior to July 31, 2002. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the expired DFS credit facility, DFS could demand repayment of the entire outstanding balance at anytime. In such case, the Company would be unable to repay the entire DFS outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired DFS credit facility or that DFS will not call the balance due at anytime.

During the six month period ended January 31, 2001, cash and cash equivalents decreased by $387,000. The Company had positive cash flow from operating activities in the first six months after adding depreciation and amortization back to the net loss.

The Company's cash and cash equivalents as of January 31, 2002 was $107,000. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender DFS. Although the Company and DFS are in negotiations to extend or renew the credit facility beyond its expiration on December 28, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired DFS credit facility or that DFS will continue to make borrowing available to the Company.

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

On September 18, 2001, the Company announced that it had entered into an agreement to sell substantially all of assets and liabilities of the equipment distribution business owned by Western Power & Equipment Corp. (Oregon), a wholly owned subsidiary, to e*machinery.net, inc. (EMAC) for $500,000 in cash, a seven-year, 7% promissory note for $700,000, and 1.2 million shares of EMAC restricted common stock. Closing is subject to a number of conditions including, but not limited to, due diligence, approval of Case Corporation, and Deutsche Financial Services. On November 1, 2001 the Company and EMAC entered into an agreement to extend the due diligence and escrowed funds deadlines in the Asset Purchase Agreement until February 28, 2002. As of March 1, 2002, the Asset Purchase Agreement expired due to EMAC's failure to meet the escrowed funds deadline. The Company is continuing discussions with EMAC regarding potential business relationships. However, there is no assurance that such discussions will result in any business relationship or transactions with EMAC.

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

PART II.  OTHER INFORMATION


ITEM 5.     OTHER INFORMATION
            -----------------
            None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

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


March 14, 2002

                                       By: /s/Mark J. Wright
                                           -------------------------------------
                                           Mark J. Wright
                                           Vice President of Finance and
                                           Chief Financial Officer