Form 10-Q
period 2002-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2002-06-13
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2002
                         Commission File Number 0-26230


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

                Title of Class                          Number of shares
                 Common Stock                             Outstanding
         (par value $.001 per share)                       3,403,162
================================================================================

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                       Page Number

         Item 1.  Financial Statements

          Consolidated Balance Sheet
            April 30, 2002 (Unaudited) and July 31, 2001..............    1

          Consolidated Statement of Operations
            Three months ended April 30, 2002 (Unaudited)
            and April 30, 2001 (Unaudited)............................    2

       Consolidated Statement of Operations
             Nine months ended April 30, 2002 (Unaudited)
             And April 30, 2001 (Unaudited)...........................    3

          Consolidated Statement of Cash Flows
            Nine months ended April 30, 2002 (Unaudited)
            and April 30, 2001 (Unaudited)............................    4

          Notes to Consolidated Financial Statements..................    5 - 7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Operating Results.........    8 - 10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................    N/A

         Item 2.  Changes in Securities...............................    N/A

         Item 3.  Defaults Upon Senior Securities.....................    N/A

         Item 4.  Submission of Matters to a Vote of Security
                           Holders....................................    11

         Item 5.  Other Information...................................    N/A

         Item 6.  Exhibits and Reports on Form 8-K....................    N/A

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                  April 30,          July 31,
                                                                    2002               2001
                                                                  --------           --------
                                                                 (Unaudited)
                ASSETS
Current assets:
    Cash and cash equivalents ..........................          $     59           $    770
    Accounts receivable, less allowance for
      doubtful accounts of $683 and $948 ...............             8,385             14,295
    Inventories ........................................            32,091             44,867
    Prepaid expenses ...................................               214                298
    Deferred income taxes ..............................             2,541              2,541
                                                                  --------           --------
         Total current assets ..........................            43,290             62,771

Fixed Assets:
    Property, plant and equipment (net) ................             4,529              5,584
    Rental equipment fleet (net) .......................            21,015             22,027
                                                                  --------           --------
         Total fixed assets ............................            25,544             27,611

Intangibles and other assets, net of accumulated
      amortization of $902 and $808 ....................             2,608              2,720
                                                                  --------           --------
Total assets ...........................................          $ 71,442           $ 93,102
                                                                  ========           ========

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under floor plan financing ..............          $  8,262           $ 14,237
    Short-term borrowings ..............................            45,412             53,384
    Convertible debt ...................................               247                182
    Accounts payable ...................................             6,832             11,591
    Accrued payroll and vacation .......................               497              1,754
    Other accrued liabilities ..........................             1,103              1,716
    Capital lease obligation ...........................                13                 18
                                                                  --------           --------
        Total current liabilities ......................            62,366             82,882

Deferred income taxes ..................................             2,541              2,541
Capital lease obligation ...............................               905                920
Long-term borrowings ...................................                 8                  8
                                                                  --------           --------
      Total long-term liabilities ......................             3,454              3,469
                                                                  --------           --------
Total liabilities ......................................            65,820             86,351
                                                                  --------           --------

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding ......................              --                 --
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 3,403,162 issued and outstanding .....                 4                  4
    Additional paid-in capital .........................            15,894             15,894
    Retained earnings ..................................            (9,432)            (8,303)
    Less common stock in treasury, at cost
      (130,300 shares) .................................              (844)              (844)
                                                                  --------           --------
        Total stockholders' equity .....................             5,622              6,751
                                                                  --------           --------
Total liabilities and stockholders' equity .............          $ 71,442           $ 93,102
                                                                  ========           ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                Three Months Ended
                                                                    April 30,
                                                             2002               2001
                                                           --------           --------
Net revenue ..........................................     $ 25,568           $ 33,641

Cost of revenues .....................................       23,030             31,283
                                                           --------           --------

Gross profit .........................................        2,538              2,358

Selling, general and administrative expenses .........        2,355              3,117
                                                           --------           --------

Operating Income .....................................          183               (759)

Other income (expense):
    Interest expense .................................         (935)            (1,425)
    Other income (expense) ...........................           43                108
                                                           --------           --------

Loss before taxes ....................................         (709)            (2,076)

Income tax provision .................................           12              3,043
                                                           --------           --------

Net Loss .............................................     $   (721)          $ (5,119)
                                                           ========           ========

Basic loss per common share ..........................     $  (0.21)          $  (1.53)
                                                           ========           ========

Average outstanding common shares for
  basic earnings per share ...........................        3,403              3,371
                                                           ========           ========

Average outstanding common shares and equivalents
  for diluted earnings per share .....................        3,403              3,371
                                                           ========           ========

Diluted loss per share ...............................     $  (0.21)          $  (1.53)
                                                           ========           ========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                      Nine Months Ended
                                                                          April 30,
                                                                   2002               2001
                                                                 --------           ---------
Net revenue ...........................................          $ 80,297           $ 105,723

Cost of revenues ......................................            70,792              95,550
                                                                 --------           ---------

Gross profit ..........................................             9,505              10,173

Selling, general and administrative expenses ..........             7,476               9,473
                                                                 --------           ---------

Operating Income ......................................             2,029                 700

Other income (expense):
    Interest expense ..................................            (3,220)             (4,654)
    Other income ......................................                97               1,283
                                                                 --------           ---------

Loss before taxes .....................................            (1,093)             (2,671)

Income tax provision ..................................                36                 292
                                                                 --------           ---------

Net Loss ..............................................          $ (1,129)          $  (2,963)
                                                                 ========           =========

Basic earnings per common share .......................          $  (0.33)          $   (0.88)
                                                                 ========           =========

Average outstanding common shares for
  basic earnings per share ............................             3,403               3,358
                                                                 ========           =========

Average outstanding common shares and equivalents
  for diluted earnings per share ......................             3,403               3,358
                                                                 ========           =========

Diluted loss per share ................................          $  (0.33)          $   (0.88)
                                                                 ========           =========

                 See accompanying notes to financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       Nine Months Ended
                                                                           April 30,
                                                                    2002               2001
                                                                  --------           --------
Cash flows from operating activities:
    Net income .........................................          $ (1,129)          $ (2,963)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation ...................................             5,742              7,220
        Amortization ...................................                94                 93
        Gain on sale of fixed assets ...................              (643)              (772)
        Compensation Related to Stock Option ...........                                  113
      Stock in lieu of Services Rendered ...............                                  100
        Changes in assets and liabilities:
            Accounts receivable ........................             4,482              6,131
            Inventories ................................            10,155              5,701
            Leased equipment, net ......................               -0-              4,423
            Prepaid expenses ...........................                83                (72)
            Accounts payable ...........................            (4,342)            (1,559)
            Accrued payroll and vacation ...............              (282)                36
            Other accrued liabilities ..................              (172)              (288)
            Deferred lease income ......................               -0-             (5,009)
            Income taxes receivable/payable ............                (3)               400
            Other assets/liabilities ...................              (122)               -0-
                                                                  --------           --------
    Net cash provided by operating activities ..........            13,863             13,554
                                                                  --------           --------
Cash flow from investing activities:
    Purchase of fixed assets ...........................              (171)              (852)
    Purchase/sales of rental equipment, net ............            (4,280)               305
    Proceeds on sale of fixed assets ...................               321                260
    Proceeds on sale of rental equipment ...............             3,717                -0-
    Purchase of intangibles ............................                18                 (5)
                                                                  --------           --------
    Net cash used in investing activities ..............              (395)              (292)
                                                                  --------           --------
Cash flows from financing activities:
    Principal payments on capital leases ...............               (20)                 3
    Inventory floor-plan financing .....................            (5,956)              (115)
    Short-term financing ...............................            (7,992)           (13,908)
    Convertible Debt ...................................                65                182
                                                                  --------           --------
    Net cash used in financing activities ..............           (13,903)           (13,838)
                                                                  --------           --------

Decrease in cash and cash equivalents ..................              (435)              (576)
Cash and cash equivalents at beginning of
 period ................................................               494                824
                                                                  --------           --------

Cash and cash equivalents at end of period .............          $     59           $    248

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

2.       INVENTORIES

Inventories consist of the following:
                                                      April 30,        July 31,
                                                        2002             2001
                                                      -------          -------
         Equipment (net of reserve allowances of
          $4,794 and $7,489 respectively):
           New equipment                              $18,057          $28,163
           Used equipment                               6,416            7,425

         Parts (net of reserve allowance of $198
          and $282 respectively)                        7,618            9,279
                                                      -------          -------

                                                      $32,091          $44,867
                                                      =======          =======

3.       FIXED ASSETS

Fixed Assets consist of the following:

                                                      April 30,      July 31,
                                                        2002           2001
                                                      --------       --------
         Operating property, plant and equipment:
           Land                                       $    500       $    500
             Buildings                                   1,733          1,717
            Machinery and equipment                      3,744          3,997
           Office furniture and fixtures                 2,232          2,377
           Computer hardware and software                1,454          1,453
           Vehicles                                      1,433          1,964
           Leasehold improvements                          960            958
                                                      --------       --------
                                                        12,056         12,966
           Less: accumulated depreciation               (7,527)        (7,382)
                                                      --------       --------
         Property, plant, and equipment (net)         $  4,529       $  5,584
                                                      ========       ========

         Rental equipment fleet                       $ 28,245       $ 28,889
           Less: accumulated depreciation               (7,230)        (6,862)
                                                      --------       --------
         Rental equipment (net)                       $ 21,015       $ 22,027
                                                      ========       ========

4.       SHORT-TERM BORROWINGS

         As of October 31, 2000, the Company and Deutsche Financial Services
         (DFS) signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS facility is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of April 30, 2002, the DFS credit facility had expired without extension or renewal and the Company was in technical default of the financial covenants in the DFS credit facility at the time of such expiration. The Company has not received an extension or renewal of the credit facility or a waiver of the defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so at anytime in the future.

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

         Business Component    Three Months Ended      Nine Months Ended
         Net Revenues              April 30,               April 30,
                               2002        2001        2002         2001
         ------------------   -------     -------     -------     --------

         Equipment Sales      $18,123     $22,328     $55,542     $ 63,353

         Equipment Rental         924       3,263       3,617       15,651

         Product Support        6,521       8,050      21,138       26,719
                              -------     -------     -------     --------

         Totals               $25,568     $33,641     $80,297     $105,723
                              =======     =======     =======     ========

         Business Component    Three Months Ended      Nine Months Ended
         Gross Margins             April 30,               April 30,
                               2002        2001        2002         2001
         ------------------   -------     -------     -------     --------

         Equipment Sales      $ 1,700     $ 1,073     $ 5,805     $  2,147

         Equipment Rental        (172)        363         451        3,393

         Product Support        1,010         922       3,249        4,633
                              -------     -------     -------     --------

         Total                $ 2,538     $ 2,358     $ 9,505     $ 10,173
                              =======     =======     =======     ========

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

Results of Operations
---------------------

The Three Months and the Nine Months ended April 30, 2002  compared to the Three
---------------------------------------------------------  ---------------------
Months and Nine Months ended April 30, 2001.
--------------------------------------------

Revenues for the three-month period ended April 30, 2002 decreased 24.0% to $25.6 million compared with $33.6 million for the three-month period ended April 30, 2001. Revenues were down from the prior year's third quarter in every department and in most store locations. The return of normal weather to the Pacific Northwest compared with a mild quarter in 2001 contributed in part to the revenue decrease, along with a generally sluggish economy in many areas.

Revenues for the nine-month period ended April 30, 2002 decreased 24% to $80.3 million compared with $105.7 million for the nine-month period ended April 30, 2001. Revenues were down from the prior year in every department and in most store locations for the same reasons stated above. In addition the closing of two stores in the first quarter and one store in the third quarter contributed to the revenue decrease.

The Company's gross profit margin of 9.9% for the three-month period ended April 30, 2002 was up from the prior year comparative period margin of 7.0%. The Company's gross profit margin of 11.8% for the nine-months ended April 30, 2002 was up from the comparative period margin of 9.6%. The increase in gross profit margins was mainly the result of higher gross margins on equipment sales.

For the three-month period ended April 30, 2002, selling, general, and administrative ("SG&A") expenses, as a percentage of sales, were 9.2%, down from 9.3% for the prior year's quarter. For the nine-month period ended April 30, 2002, SG&A expenses were 9.3% of sales, up from 9.0% in the comparative period ended April 30, 2001. Some of the increased SG&A expenses are attributable to costs associated with the closing of three stores during the nine months ended April 30, 2002 and some ongoing expenses still being incurred for the vacated locations.

Interest expense for the three months ended April 30, 2002 of $935,000 was down from the $1,425,000 in the prior year comparative period and for the nine months ended April 30, 2002 interest expense was $3,220,000 compared with $4,654,000 for the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates on the DFS facility.

The Company had a net loss for the three months ended April 30, 2002 of $721,000 or $0.21 per (basic and diluted) share compared with a net loss of $5,119,000 or $1.53 per (basic and diluted) for the prior year's comparable quarter and a net loss of $1,129,000 or $0.33 per(basic and diluted)share for the nine months ended April 30, 2002 as compared to net loss of $2,963,000 or $0.88 per (basic and diluted) share for the nine months ended April 30, 2001. The first quarter of FY01 included a non-recurring pre-tax gain of $589,000 for the conversion of capital leases to operating leases and a tax charge of $3,043,000 in the third quarter of 2001.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 2002, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $14,633,000.

As of October 31, 2000, the Company and Deutsche Financial Services (DFS) signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The amended DFS facility is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of April 30, 2002, the DFS credit facility had expired without extension or renewal and the Company was in technical default of the financial covenants in the DFS credit facility at the time of such expiration. The Company has not received an extension or renewal of the credit facility or a waiver of the defaults from DFS and although DFS has not called the loan, there is no guarantee that it will not do so at anytime in the future.

Borrowings under the DFS credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to lower flooring-related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition-related debt at a lower interest rate. As of April 30, 2002, approximately $45,412,000 was outstanding under the DFS credit facility.

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

During the nine month period ended April 30, 2002, cash and cash equivalents decreased by $435,000. The Company had positive cash flow from operating activities in the first nine months after adding depreciation and amortization back to the net loss.

The Company's cash and cash equivalents was approximately $59,000 as of April 30, 2002. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender DFS. Although the Company and DFS are in negotiations to extend or renew the credit facility beyond its expiration on December 28, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired DFS credit facility or that DFS will continue to make borrowing available to the Company.

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

PART II.     OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         On May 30, 2002, the Company held its 2001 Annual meeting of Stockholders (the "Annual Meeting"). All five of the directors holding office prior to the date of the Annual Meeting were nominated for election at the Annual Meeting, and all of such persons were reelected at the Annual Meeting for another term as director. The votes recorded for election of each nominee for director were the following:

         Name                         For        Against  Abstention
         ----                      ---------     -------  ----------
         C. Dean McLain            2,855,987      6,762     94,038
         Robert M. Rubin           2,855,090      7,659     94,038
         Seymour Kessler           2,855,987      6,762     94,038
         Allen Perres              2,855,805      6,944     94,038
         Irwin Pearl               2,855,987      6,762     94,038

         Votes were also cast, and proposals approved, at the Annual Meeting to issue 600,000 shares of common stock of the Company to the Robert Rubin Family Stock Trust (1,304,384 votes in favor); and to issue options to purchase 25,000 shares of common stock of the Company to each of Dr. Seymour Kessler and Allen Perres pursuant to the 1995 Stock Option Plan, as amended (2,780,381 votes in favor).

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


WESTERN POWER & EQUIPMENT CORP.


June 13, 2002

                                        By: /s/Mark J. Wright
                                            ------------------------------------
                                            Mark J. Wright
                                            Vice President of Finance and
                                            Chief Financial Officer