Form 10-K
period 2002-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2002-11-13
CIK 939729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended July 31, 2002 Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            91-1688446
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  6407-B N.E. 117TH AVE, VANCOUVER, WA                            98662
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of November 12, 2002: (a) 4,003,162 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 2,180,578 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $261,669.36 based on the closing sale price of $0.12 per share on November 12, 2002.

     Portions of the Registrant's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.
================================================================================

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

     The Company's strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, it had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past three years, the Company has concentrated on consolidating or closing its stores to improve operating efficiency and profitability. See "Business Strategy."

HISTORY AND ACQUISITIONS

     The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 36 percent of the outstanding shares of the Company as of July 31, 2002.

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

     The Company consolidated four facilities in the first quarter of fiscal 2000 into larger stores in each region. One branch office in Washington was sold during the third quarter while two temporary locations were established in Southern

California. The closures are intended to increase efficiencies and reduce costs. The two branches in California were established in an effort to assist Case Corporation in a dealership transition for Southern California. The Company consolidated one branch in Washington during the first quarter of fiscal 2001 and sold the two branches in Southern California in the third quarter of fiscal 2001.

     During fiscal 2002, the Company closed/sold 3 branches. There were 15 branches as of the end of fiscal year 2002.

BUSINESS STRATEGY

     The Company's strategy is to streamline the Company's structure and close or consolidate stores and operations to increase efficiency and profitability. The Company is concentrating its efforts on making all of its ongoing operations profitable and in capitalizing on its existing operations' strengths to restore profitability. The Company has selectively pared down its product offerings to reduce inventory carrying costs and to improve turnover in the remaining product lines that it offers.

     The Company's business strategy includes efforts to expand sales at its existing locations. The Company will continue to seek to improve its product line and generate incremental sales increases by adding equipment and parts produced by manufacturers other than Case, where appropriate. The Company will also seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales. This increase will be accomplished through targeted sales efforts to parts and service customers and the continued diversification of our parts product lines and the servicing of equipment produced by manufacturers other than Case, where appropriate. The Company plans to continue emphasis of its fleet of rental equipment. As the cost of purchasing equipment escalates, short and long-term rental will become increasingly attractive to the Company's customers.

     The Company's business strategy had previously focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in fiscal years 1999 through 2002 due to market conditions. When market conditions improve and opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, in the future the Company may open new retail outlets as opportunities and conditions permit. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

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

OTHER PRODUCTS.

     Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 51% and 50% of the Company's net sales for fiscal year 2002 and fiscal 2001, respectively, resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

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

EQUIPMENT RENTAL.

     The Company maintains a separate fleet of Equipment that it holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store was consolidated with the Company's Auburn, Washington store in August 2000. Rentals have decreased to 6% of revenue in fiscal year 2002 from 15% of revenue in fiscal year 2001. See Sales and Marketing below.

PRODUCT SUPPORT.

     The Company operates a service center and yard at each retail distribution outlet for the repair and storage of Equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from the Company. The Company employs approximately 80 manufacturer-trained service technicians who perform Equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by the Company. The Company has expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for Equipment sold and serviced by the Company, and independently marketing such contracts to its customers. The Company services items and types of Equipment that include those that are neither sold by the Company nor manufactured by Case.

     The Company purchases parts for use in its Equipment service business, as well as for sale to other customers who are independent servicers of Case Equipment. Generally, parts purchases are made on standard net 30-day terms. The Company employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet. The Company provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

SALES AND MARKETING

     The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of its total sales in the fiscal year ended July 31, 2002.

For fiscal years 2002, 2001, and 2000, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                               FY 2002    FY 2001      FY 2000
                              ---------------------------------
          Equipment Sales        68%        60%          59%
          Equipment Rental        6%        15%          17%
          Product Support        26%        25%          24%
                              ---------------------------------
                                100%       100%         100%
                              =================================

     The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2002 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     The Company employed approximately 42 equipment salespersons on July 31, 2002. All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

     On July 31, 2002, the Company employed 3 product support salespersons who sell the Company's parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

SUPPLIERS

     The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during fiscal 2002. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

     The Company is currently the only Case dealer for construction equipment in Alaska, northern Nevada, and in the northern California area (other than Case-owned distribution outlets), and is one of several Case dealers in Oregon and Washington. However, Case has the right to establish other dealerships in the future in the same territories in which the Company operates. In order to maintain and improve its competitive position, revenues and profit margins, the Company plans to increase its sales of products produced by companies other than Case.

ENVIRONMENTAL STANDARDS AND GOVERNMENT REGULATION

     The Company's operations are subject to numerous rules and regulations at the federal, state, and local levels which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, the Company believes that its policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and the resulting financial liability to the Company. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of the Company's operations, or the effects of former occupants' past activities at the various sites at which the Company operates, will not have an adverse impact on the Company's operations.

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

EMPLOYEES

     At July 31, 2002, the Company employed 242 full-time employees. Of that number, 15 are in corporate administration, 21 are involved in administration at the branch locations, 63 are employed in equipment sales and rental, and 143 are employed in product support. At July 31, 2002, approximately 14 of the Company's service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2005. The Company believes that its relations with its employees are generally satisfactory.

INSURANCE

     The Company currently has general, product liability, and umbrella insurance policies covering the Company with limits, terms, and conditions which the Company believes to be consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon the Company's business, results of operations, and financial condition.

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

ITEM 2. PROPERTIES

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 2002.

                                                             Expiration                           Size/Square               Purchase
Location and Use                Lessor                       Date          Annual Rental          Feet                       Options
----------------                ------                       ----          -------------          ----                       -------
1745 N.E. Columbia Blvd.        Carlton O. Fisher, CNJ       12/31/2010    $84,0001 plus CPI      Approx. 4 acres;              No
Portland, Oregon 97211          Enterprises                                adjustments            building 17,622 sq. ft.

1665 Silverton Road, N.E.       LaNoel Elston Myers Living   07/10/2004    $36,0001               Approx. 1 acre; building      No
Salem, Oregon 97303             Trust                                                             14,860 sq. ft.

West 7916 Sunset Hwy.           U.S. Bank                    09/30/2003    $69,6001               Approx. 5 acres;              No
Spokane, Washington 99204                                                                         building 19,200 sq. ft.

12406 Mukilteo Speedway         Phil & Jana Pickering        10/31/2008    $120,9601              Approx. 2.1 acres;            No
Mukilteo, Washington 98275                                                                        building 13,600 sq. ft.

6407-B  NE 117th Ave            McLain-Rubin Realty          03/31/2006    $98,400                Building 8,627 sq. ft.        No
Vancouver, Washington 98662     Company, LLC 3
(Executive Offices)
2702 W. Valley Hwy No.          Avalon Island LLC            11/30/2015    $228,0001              Approx. 8 acres;              No
Auburn, Washington 98001                                                                          building 33,000 sq. ft.

500 Prospect Lane               Owned                        N/A           N/A                    Approx. 1.5 acres;            N/A
Moxee, Washington 98936                                                                           building 4,320 sq. ft.
(Subleased to 3rd Party)

1455 Glendale Ave.              McLain-Rubin Realty          01/31/2007    $276,0002              Approx. 5 acres;              No
Sparks, Nevada 89431            Company, LLC 3                                                    building 22,475 sq. ft.

25886 Clawiter Road             Fred Kewel II, Agency        11/30/2004    $108,9031              Approx. 2.8 acres;            No
Hayward, California 94545                                                                         building 21,580 sq. ft.


3540 D Regional Parkway         Soiland                      02/28/05      $50,2501 plus annual   Approx. 1.25 acres;           No
Santa Rosa, California  95403                                              CPI adjustments        building 5,140 sq. ft.


1751 Bell Avenue                McLain-Rubin Realty          09/30/2007    $228,0002              Approx. 8 acres;              No
Sacramento, California 95838    Company, LLC 3                                                    building 35,940 sq. ft.


8271 Commonwealth Avenue        M.E. Robinson &                            $90,960                                              No
Buena Park, CA 90621-2537       Lois Robinson


2535 Ellis Street               Hart Enterprises             Month to      $8,400                 Approx. 2 acres;              Yes
Redding, Oregon 96001                                        Month                                building 6,200 sq. ft.

                                                             Expiration                           Size/Square               Purchase
Location and Use                Lessor                       Date          Annual Rental          Feet                       Options
----------------                ------                       ----          -------------          ----                       -------
1041 S Pershing Ave             Stockton Further             03/14/2006    $48,845                Approx. .5 acres;             Yes
Stockton, CA   95206            Processing                                                        building 1,794 sq. ft.


723 15th Street                 Mark Flerchinger             11/02/2002    $20,400                Approx. 1.2 acres;            Yes
Clarkston, Washington 99403                                                                       building 3,750 sq. ft.


2020 E. Third Avenue            Owned                        N/A           N/A                    Approx. 4 acres;              N/A
Anchorage, Alaska 99501                                                                           building 15,650 sq. ft.


3511 International Street       Airport Rentals              11/30/2009    $74,400                Approx. 1.5 acres;            No
Fairbanks, Alaska 99701                                                                           building 8,500 sq. ft.

----------------------
1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.

2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.

3    Related party lease.

================================================================================

     The Company's operating facilities at July 31, 2002 were separated into eight "hub" outlets and seven "sub-stores". In addition, the Company maintains its headquarter operations in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn and Spokane, Washington; Portland, Oregon; Sparks, Nevada; Hayward, Buena Park, and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Mukilteo and Clarkston, Washington; Salem, Oregon; Santa Rosa, Stockton, and Redding, California; and Fairbanks, Alaska.

     The stores in Springfield, OR, Pasco, WA, and Yuba City, CA were closed during fiscal year 2002 and the operations combined with the operations in Salem, OR, Auburn, WA and Sacramento, CA respectively.

     All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.


ITEM 3. LEGAL PROCEEDINGS

            The Company is involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 30, 2002, the Company held its 2002 Annual meeting of Stockholders (the "Annual Meeting"). The directors holding office prior to the date of the Annual Meeting, Messrs. C. Dean McLain, Robert M. Rubin, Seymour Kessler, Allen Perres, and Irwin Pearl were nominated for election at the Annual Meeting, and all of such persons were reelected at the Annual Meeting for another one-year term as director. The votes recorded for election of each nominee for director were the following:

     Name                       For             Against         Abstention
     ----                       ---             -------         ----------
     C. Dean McLain          2,855,987           6,762            94,038
     Robert M. Rubin         2,855,090           7,659            94,038
     Seymour Kessler         2,855,987           6,762            94,038
     Allen Perres            2,855,805           6,944            94,038
     Irwin Pearl             2,855,987           6,762            94,038

     Votes were also cast, and proposals approved, at the Annual Meeting for: i) issuance of 600,000 shares of the Company's Common Stock to the Rubin Family Irrevocable Trust, and ii) ratification of the appointment of Moss Adams LLP as the Company's independent auditors for the 2002 fiscal year.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (1)

     Name             Officer Since   Age    Position Held With the Registrant
     ----             -------------   ---    ---------------------------------
     C. Dean McLain       1993         49    Chairman, President, and
                                             Chief Executive Officer (2)

     Mark J. Wright       1997         46    Vice President of Finance, Chief
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

     (2)  Elected Chairman in 1998, Chief Executive Officer and President in
          1993.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2002 and July 31, 2001 were as follows:

     Fiscal 2002                                                  High     Low
     -----------                                                  ----     ---
     1st Quarter - August 1, 2001 through October 31, 2001      $  0.56  $ 0.17

     2nd Quarter - November 1, 2001 through January 31, 2002    $  0.31  $ 0.10

     3rd Quarter - February 1, 2002 through April 30, 2002      $  0.35  $ 0.16

     4th Quarter - May 1, 2002 through July 31, 2002            $  0.32  $ 0.22

     Fiscal 2001
     1st Quarter - August 1, 2000 through October 31, 2000      $ 6.440  $ 2.000

     2nd Quarter - November 1, 2000 through January 31, 2001    $ 4.594  $ 0.281

     3rd Quarter - February 1, 2001 through April 30, 2001      $ 2.063  $ 0.550

     4th Quarter - May 1, 2001 through July 31, 2001            $ 1.500  $ 0.370

     The number of shareholders of record of the Company's Common Stock on October 1, 2002 was 512 and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 1,200 holders.

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

(Amounts in thousands, except per share data)

                                                                     Fiscal Year Ended July 31,

                                                2002            2001            2000            1999            1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                   $107,988        $139,902        $155,637        $163,650        $163,478
Gross profit                                $  9,746        $  9,820        $ 11,538        $ 14,594        $ 19,176
     (% of sales)                                9.0             7.0             7.4             8.9            11.7
Selling, general and administrative         $ 10,431        $ 12,840        $ 13,534        $ 12,586        $ 12,092
     (% of sales)                                9.7             9.2             8.7             7.7             7.4
(Loss) income before income taxes             (9,839)       $ (7,537)       $ (6,419)       $ (2,916)       $  3,193
     (% of sales)                               (9.1)           (5.4)           (4.1)           (1.8)            2.0
Tax rate (%)                                     0.8             0.2              12             (38)             42
Net (loss) income                           $ (9,887)       $ (7,842)       $ (7,198)       $ (1,815)       $  1,839

Net (loss) income per common share          $  (2.47)       $  (2.30)       $  (2.18)       $  (0.55)       $   0.53
Shares used in basic earnings
     per share calculations                    4,003           3,403           3,306           3,303           3,473

Net (loss) income per
    diluted common share                    $  (2.47)       $  (2.30)       $  (2.18)       $  (0.55)       $   0.49
Shares used in diluted earnings
     per share calculations                    4,003           3,403           3,306           3,303           3,772


Working capital deficit                     $(21,850)       $(20,102)       $(15,910)       $(16,117)       $ (6,339)
Long-term debt (including capital leases
   and deferred lease income)               $  3,469        $  3,469        $ 10,796        $ 11,124        $  7,457
Stockholders' (deficit) equity              $ (3,136)       $  6,751        $ 14,381        $ 21,322        $ 23,138
Total assets                                $ 62,117        $ 93,092        $122,710        $136,594        $138,766

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

GENERAL

     The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In fiscal 1999, the Company closed 3 stores. At the end of fiscal 2002, the Company had 15 stores in operation.

     For the last three years, the Company has concentrated on consolidating or closing stores to improve operating efficiency and profitability. Store activity for the last three years is summarized as follows:

------ ------------------- --------------- --------------- --------------- ------------------
Fiscal   No. of Stores at   No. of Stores   No. of Stores   No. of Stores   No. of Stores at
 Year   Beginning of Year       Opened       Closed/Sold       Acquired       End of Year
------ ------------------- --------------- --------------- --------------- ------------------
 2000           24                2               5               0                21
------ ------------------- --------------- --------------- --------------- ------------------
 2001           21                0               3               0                18
------ ------------------- --------------- --------------- --------------- ------------------
 2002           18                0               3               0                15
------ ------------------- --------------- --------------- --------------- ------------------

     The Company is evaluating additional store closures or sales. In addition, in the future the Company may open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies as circumstances permit. The Company's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions as well as the costs of closing existing stores.

RESULTS OF OPERATIONS

FISCAL YEAR 2002, AS COMPARED WITH FISCAL YEAR 2001

     The Company reported net revenue for fiscal 2002 of $107,988,000 compared with net revenue of $139,902,000 for fiscal 2001. Stores opened longer than 12 months showed an overall revenue decrease of 7.7 percent from prior year revenue reflecting a general softening in economic conditions in the northwest (resulting in lower sales volume) along with increased competitive pressures (which negatively affected average sales prices of equipment the Company sold). The Company consolidated three of its facilities during fiscal 2002 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

     The Company had a net loss for fiscal 2002 of $9,887,000 or $2.47 per share compared with a net loss of $7,842,000 or $2.30 per share in fiscal 2001. Included in the net loss for fiscal year 2002 are fourth quarter non-cash charges of $3,796,000 for inventory allowances in light of decreasing market prices for aged equipment, a $2,525,000 write-off of all goodwill, a $1,983,000 write-off of disputed receivables from vendors, and a $953,000 write-off of fixed assets. In the fourth quarter of fiscal 2001, the Company recognized an inventory charge of approximately $4,106,000 to provide allowances in recognition of decreasing market prices for aged equipment inventory in the fourth quarter.

     Gross margin was 9.0 percent during fiscal 2002 which is higher than the
7.0 percent gross margin during fiscal 2001. Margins increased in fiscal 2002 due mainly to management placing a high priority on improving overall gross margins. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

     Selling, general, and administrative expenses were $ 10,431,000 or 9.7 percent of revenues for fiscal 2002 compared to $12,840,000 or 9.2 percent of sales for fiscal 2001. The increase in selling, general, and administrative expenses as a percent of revenues resulted in part from the decrease in revenue volume and due to the costs of store closures during the year.

     Interest expense for fiscal 2002 was $4,114,000, down from $5,982,000 in fiscal 2001 due to a combination of a decrease in interest rates and lower inventory levels. The Company has a $50 million inventory flooring and operating line of credit facility through Deutsche Financial Services ("DFS"). The agreement was amended in the first quarter of fiscal 2001 with terms maturing December 31, 2001 and with a floating rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense and to provide operating capital liquidity. As of June 21, 2002, the Company entered into a Forbearance Agreement with DFS, under the terms of which DFS raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay $45,000 fee to DFS for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. See Liquidity and Capital Resources below for a description of the status of the DFS facility.

FISCAL YEAR 2001, AS COMPARED WITH FISCAL YEAR 2000

     The Company reported net revenue for fiscal 2001 of $139,902,000 compared with net revenue of $155,637,000 for fiscal 2000. Stores opened longer than 12 months showed an overall revenue decrease of 7.4 percent from prior year revenue reflecting a general softening in economic conditions in the northwest along with increased competitive pressures. The Company consolidated three of its facilities during fiscal 2000 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

     The Company had a net loss for fiscal 2001 of $7,842,000 or $2.30 per share compared with a net loss of $7,198,000 or $2.18 per share in fiscal 2000. In the fourth quarter of fiscal 2001, the Company recognized an inventory charge of approximately $4,106,000 to provide allowances in recognition of decreasing market prices for aged equipment inventory in the fourth quarter. In fiscal 2000, the Company recognized a fourth quarter inventory charge of approximately $2,547,000 to provide allowances to recognize decreasing market prices on aged equipment inventory in the last half of fiscal 2000. In addition, the Company recorded a valuation allowance of $2,956,000 related to its deferred tax asset.

     Gross margin was 7.0 percent during fiscal 2001 which is lower than the 7.4 percent gross margin during fiscal 2000. Margins decreased in fiscal 2001 due primarily to continued competitive pressures and the fourth quarter equipment reserve. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new equipment.

     Selling, general, and administrative expenses were $12,840,000 or 9.2 percent of revenues for fiscal 2001 compared to $13,534,000 or 8.7 percent of sales for fiscal 2000. The increase in selling, general, and administrative expenses as a percent of revenues resulted in part from lower than expected revenue levels and the costs of closing stores during the year.

     Interest expense for fiscal 2001 was $5,982,000, down from $6,069,000 in fiscal 2000 due in part to a decrease in interest rates and lower inventory levels. The Company has a $50 million inventory flooring and operating line of credit facility through DFS. The facility is a floating rate facility at rates as low as 50 basis points under the prime rate. Prime interest rates have increased from those in fiscal 1999. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleets, store openings, and acquisitions of additional stores. The Company's primary source of internal liquidity has been from its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells.

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At July 31, 2002, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $10,974,000.

     The Company has a $50 million inventory flooring and operating line of credit through DFS. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement was amended as of October 31, 2000 with terms maturing December 31, 2001 and with a floating rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. This amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. The Company expects to use this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth, and to refinance some its acquisition related debt at a lower interest rate. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental fleet equipment. As of July 31, 2002, approximately $41,322,000 was outstanding under the DFS credit facility.

     The agreement was amended in the first quarter of fiscal 2001 with terms maturing December 31, 2001 and with a floating rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of June 21, 2002, the Company entered into a Forbearance Agreement with DFS under the terms of which DFS raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to DFS for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At July 31, 2002, the Company was in technical default of the DFS Loan Agreement. The Company has requested, but has not obtained a waiver letter for the period July 31, 2002 or thereafter. Although DFS has not called the debt due to such defaults, there is no guarantee that DFS will not call this debt at any time after July 31, 2002.

     During the year ended July 31, 2002, cash and cash equivalents decreased by $765,000. The Company had positive cash flow from operating activities during the year of $ 13,479,000. The Company's cash flow from operating activities consisted primarily of an inventory reduction of $14,715,000, accounts receivable reduction of $3,991,000, and depreciation of $8,315,000 offset by a decrease in accounts payable of $3,990,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets. The Company paid down its short-term financing by $12,075,000 during the year.

     The Company's cash and cash equivalents was approximately $5,000 as of July 31, 2002. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender DFS. Although the Company and DFS are in negotiations to extend or renew the credit facility beyond its expiration on December 28, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired DFS credit facility or that DFS will continue to make borrowing available to the Company.

RISK FACTORS

INVENTORY

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

INFLATION

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

ECONOMIC CONDITIONS

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

SEASONALITY; FLUCTUATIONS IN RESULTS

     Historically, sales of our products have varied substantially from quarter to quarter due to the seasonality of the construction business. We attempt to accurately forecast orders for our products and commence purchasing prior to the receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flow for any given quarter. In addition, our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year-to-year performance is more stable, which it also may not be. In addition, many of our products require significant manufacturing lead-time, making it difficult to order products on short notice. If we are unable to satisfy unexpected customer orders, our business and customer relationships could suffer and result in the loss of future business.

INVENTORY LEAD-TIMES; POTENTIAL WRITE-DOWNS

     To be competitive in certain of its markets, particularly markets for products with long lead time, the Company will be required to build up inventories of certain products in anticipation of future orders. There can be no assurance that the Company will not experience problems of obsolete, excess, or slow-moving inventory if it is not able to properly balance inventories against the prospect of future orders, and the Company's operations may, therefore, be adversely affected by inventory write-downs from time to time. In periods of general economic slowdown or slowdowns in the construction sector we could be especially affected by such problems.

POTENTIAL WRITE-DOWNS OF GOODWILL AND INTANGIBLES

     Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of the Company's intangible assets exceeds the expected undiscounted future cash flows, a loss would be recognized to the extent the carrying amount of assets exceeds their fair values. Based on this review, a $2,525,000 write-down for impairment loss on goodwill has been recorded during the fourth quarter of the year ended July 31, 2002 and included in other income (expense).

COMPETITION

     Many of the Company's existing and potential competitors have substantially greater marketing, financial, and service resources than we have. In addition, some of the Company's competitors have broader product offerings, placing the Company at a disadvantage to some of its competitors. In addition, the Company believes that some of its competitors have obtained and maintained business that loses money - "loss leading" - in order to maintain a competitive advantage with regard to specific customers or products. If the Company's competitors were to use such tactics in the future, the Company would be unable to maintain its market position without incurring a negative impact on its profitability.

CYCLICALITY OF INDUSTRY

     The construction equipment industry is always very competitive. Advances in technology may reduce the cost for current or potential competitors to gain market share, particularly for lower priced products. We cannot guarantee that sales of our products will continue at current volumes or prices in any event, but especially if our current competitors or new market entrants introduce new products with better features, better performance, or lower prices or having other characteristics that are more attractive than our own. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations.

DEPENDENCE UPON THIRD-PARTY MANUFACTURERS

     All of our products are supplied by third parties. From time to time, we experience delays and disruptions in our supply chain. To date, these delays and disruptions have not materially adversely affected our business, but they could do so in the future. Wherever possible, we try to assure ourselves of adequate inventory supply, but we do not always succeed. To the extent that we experience significant supply or quality control problems with our vendors, these problems can have a significant adverse effect on our ability to meet future delivery commitments to our customers.

     Currently, Case Corporation provides approximately 51% of our products. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") unanimously voted in favor of issuing two Statements: Statement No. 141 (FAS141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations. The most significant changes made by FAS 141 are:

     - It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

     - It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

     FAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

     FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes APB 17, Intangible Assets. The most significant changes made by FAS 142 are:

     - Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually.
     - Goodwill will be tested at least annually at the reporting unit level.
     - The amortization period of intangible assets with finite lives is no longer limited to forty years

     FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not previously been issued. In all cases, the provisions of FAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2002, the Company had variable rate floor plan payables, notes payable, and long-term debt of approximately $50.6 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.5 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for
       the years ended July 31, 2002, 2001, and 2000                      F-1
     Consolidated  Balance Sheets as of July 31, 2002 and 2001            F-2
     Consolidated Statements of Stockholders' Equity/(Deficit)
       for the years ended July 31, 2002, 2001, and 2000                  F-3
     Consolidated Statements of Cash Flows for
       the years ended July 31, 2002, 2001, and 2000                      F-4
     Notes to Consolidated Financial Statements                           F-5
     Report of Independent Accountants                                F-17, F-18

Financial Statement Schedule:

     Report of Independent Accountants - Financial
       Statement Schedule                                             F-19, F-20
     Schedule II - Valuation and Qualifying Accounts                     F-21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Western Power & Equipment Corp. engaged Moss Adams LLP as its new independent accountants as of December 5, 2001. During the two fiscal years and the subsequent interim period prior to the engagement of Moss Adams LLP on December 5, 2001, Western Power & Equipment Corp. did not consult with Moss Adams LLP regarding the application of accounting principles to any specific transaction, whether completed or proposed; on the type of audit opinion that might be rendered on Western Power & Equipment Corp.'s financial statements; or on any matter that was either the subject of a disagreement or a reportable event.

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

          Consolidated Statements of Operations for
            the years ended July 31, 2002, 2001, and 2000                 F-1
          Consolidated Balance Sheets as of July 31, 2002 and 2001        F-2
          Consolidated Statements of Stockholders' Equity/(Deficit)
            for the years ended July 31, 2002, 2001, and 2000             F-3
          Consolidated Statements of Cash Flows for
            the years ended July 31, 2002, 2001, and 2000                 F-4
          Notes to Consolidated Financial Statements                      F-5
          Report of Independent Accountants                           F-17, F-18

     2.   Financial Statement Schedule.

          Report of Independent Accountants - Financial Statement
               Schedule                                               F-19, F-20
          Schedule II - Valuation and Qualifying Accounts                F-21

     3.   Exhibits.

          Exhibit
          Number      Description

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

          10.2 Second Amended and Restated Stock Option Plan for Non-Employee Directors. (3)

          10.3  Case New Dealer Agreement Package. (1)

          10.4  Lease Agreement--Hayward, California. (2)

          10.5  Lease Agreement--Auburn, Washington. (7)

          10.6 Loan Agreement, dated January 17, 1997, between Registrant and Case Credit Corp. including related promissory notes. (5)

          10.7 Security Agreement, dated January 17, 1997, made by Registrant in favor of Case Credit Corporation to secure payment for and collateralized by all assets acquired by Registrant from Sahlberg Equipment, Inc. (5)

          10.8 Loan and Security Agreement dated as of June 5, 1997 between Registrant and Deutsche Financial Services Corporation. (6)

          10.9 Asset Purchase Agreement, dated April 30, 1998, between Yukon Equipment, Inc. and Registrant. (8)

          10.10 Employment Agreement dated May 1, 1998 between Maurice Hollowell and Registrant. (8)

          10.11 Employment Agreement dated August 1, 2000 between C. Dean McLain and Registrant.

          10.12 Consulting Agreement dated August 1, 2000 by and between Registrant and Robert M. Rubin.

          10.13 Commercial Lease dated October 1, 2000 between McLain-Rubin Realty Company III, LLC and Registrant for Yuba City, California facility.

          10.14 Commercial Lease dated October 1, 2000 between McLain-Rubin Realty Company III, LLC and Registrant for Sacramento, California facility.

          10.15 Commercial Lease, dated as of October 1, 2000 between McLain-Rubin Realty Company, LLC and Registrant for the Sparks, Nevada facility.

          10.16 Commercial Lease, dated as of April 1, 2001 between McLain-Rubin Realty Company II, LLC and Registrant for the Vancouver, Washington corporate office.

          21.   Subsidiaries of the Company.

          23.   Consent of Independent Accountants.

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

(4) Filed as an Exhibit to the Quarterly Report on Form 10-Q of the Registrant, as filed on June 11, 1997 and incorporated herein by reference thereto.

(5) Filed as an Exhibit to the Annual Report on Form 10-K of the Registrant, as filed on October 28, 1996 and incorporated herein by reference thereto.

(6) Filed as an Exhibit to the Annual Report on Form 10-K of the Registrant, as filed on October 29, 1998 and incorporated herein by reference thereto.

(7) Filed as an Exhibit to the Quarterly Report on Form 10-Q of the Registrant, as filed on June 14, 1999 and incorporated herein by reference thereto.

(8) Filed as an Exhibit to Form 8-K of the Registrant, as filed on May 11, 1998 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits

     See (a)(3) above.

(d)  Additional Financial Statement Schedules

     See (a)(2) above.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Year Ended July 31,
                                                      -------------------------------------------------
                                                         2002                2001                2000
                                                      ---------           ---------           ---------
Net revenue                                           $ 107,988           $ 139,902           $ 155,637

Cost of goods sold                                       98,242             130,082             144,099
                                                      ---------           ---------           ---------

Gross profit                                              9,746               9,820              11,538

Selling, general and administrative expenses             10,431              12,840              13,534
                                                      ---------           ---------           ---------
                                                           (685)              (3020)             (1,996)

Other income (expense):
     Interest expense                                    (4,114)             (5,982)             (6,069)
     Other income (expense)                              (5,040)              1,465               1,646
                                                      ---------           ---------           ---------
Loss before income taxes                                 (9,839)             (7,537)             (6,419)

Provision (benefit) for income taxes                         48                 305                 779
Net loss                                              $  (9,887)          $  (7,842)          $  (7,198)
                                                      =========           =========           =========

Basic loss per common share                           $   (2.47)          $   (2.30)          $   (2.18)
                                                      =========           =========           =========

Average Outstanding Common Shares
     for Basic EPS                                        4,003               3,403               3,306
                                                      =========           =========           =========

Diluted loss per common share                         $   (2.47)          $   (2.30)          $   (2.18)
                                                      =========           =========           =========
Average Outstanding Common Shares
     And Equivalents for Diluted  EPS                     4,003               3,403               3,306
                                                      =========           =========           =========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   July 31,           July 31,
                                                                                     2002               2001
                                                                                   --------           --------
ASSETS
------
Current assets:
     Cash and cash equivalents                                                     $      5           $    770
     Accounts receivable, less allowance for
       doubtful accounts of $646 and $948                                            10,304             14,295
     Inventories                                                                     26,915             44,867
     Prepaid expenses                                                                    48                298
     Note Receivable Current                                                            122                -0-
     Deferred income taxes                                                              -0-              2,541
                                                                                   --------           --------
         Total current assets                                                        37,395             62,771
                                                                                   --------           --------
Fixed assets (net):
     Property, plant and equipment                                                    3,434              5,584
     Rental equipment fleet                                                          18,696             22,027
                                                                                   --------           --------
         Total fixed assets                                                          22,130             27,611
                                                                                   --------           --------
Intangibles and other assets, net of accumulated
          amortization of $2,650 and $808                                                52              2,720
                                                                                   --------           --------
         Total assets                                                              $ 59,577           $ 93,102
                                                                                   ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under floor plan financing                                         $ 10,974           $ 14,237
     Short-term borrowings                                                           41,322             53,384
     Convertible Debt                                                                   218                182
     Accounts payable                                                                 7,600             11,591
     Accrued payroll and vacation                                                       659              1,754
     Other accrued liabilities                                                          985              1,716
     Capital lease obligations                                                           26                 18
                                                                                   --------           --------
         Total current liabilities                                                   61,784             82,882

Deferred income taxes                                                                   -0-              2,541
Capital lease obligations                                                               928                920
Long-term borrowings                                                                    -0-                  8
                                                                                   --------           --------
         Total liabilities                                                           62,712             86,351
                                                                                   --------           --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized; none outstanding                     -0-                -0-
     Common stock, $.001 par value - Authorized, 20,000,000 shares
         Outstanding, 4,003,162 shares and 3,403,162 shares, respectively                 4                  4
     Additional paid-in capital                                                      15,894             15,894
     Accumulated deficit                                                            (18,190)            (8,303)
     Less common stock in treasury, at cost (130,300 shares)                           (844)              (844)
                                                                                   --------           --------
         Total stockholders' (deficit) equity                                        (3,136)             6,751
                                                                                   --------           --------
         Total liabilities and stockholders' equity                                $ 59,577           $ 93,102
                                                                                   ========           ========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                               Common Stock
                         -----------------------     Additional                                     Total
                           Number                     Paid-in     Accumulated      Treasury     Stockholders'
                         of Shares       Amount       Capital        Deficit         Stock     Equity (Deficit)
                         ---------     ---------     ---------      ---------      ---------      ---------
Balance at
     July 31, 1999       3,303,162     $       4     $  16,072      $   6,738      $  (1,491)     $  21,323

Issuance of Treasury
Stock                       50,000          --             (67)          --              323            256

Net loss                      --            --            --           (7,198)          --           (7,198)
                         ---------     ---------     ---------      ---------      ---------      ---------
Balance at
     July 31, 2000       3,353,162             4        16,005           (460)        (1,168)        14,381

Issuance of Treasury
Stock                       50,000          --            (111)          --              324            213


Net loss                      --            --            --           (7,842)          --           (7,842)
                         ---------     ---------     ---------      ---------      ---------      ---------
Balance at
     July 31, 2001       3,403,162             4        15,894         (8,303)          (844)         6,752

Issuance of Stock          600,000

Net loss                      --            --            --           (9,887)          --           (9,887)
                         ---------     ---------     ---------      ---------      ---------      ---------
Balance at
     July 31, 2002       4,003,162     $       4     $  15,894      $ (18,190)     $    (844)     $  (3,136)
                         =========     =========     =========      =========      =========      =========


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Year Ended July 31,
                                                                       ------------------------------------------
                                                                         2002             2001             2000
                                                                       --------         --------         --------
 Cash flows from operating activities:
     Net loss                                                          ($ 9,887)        ($ 7,842)        ($ 7,198)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
                Depreciation                                              8,315            9,835           11,599
                Amortization                                              2,650              125              113
                Gain (Loss) on fixed assets                                (618)          (2,016)             (59)
                Changes in assets and liabilities
                (excluding effects of acquisitions):
                    Accounts receivable                                   3,991            3,052           (1,847)
                    Inventories                                          14,716            8,545            2,903
                    Prepaid expenses                                        249              (88)              23
                    Deferred income taxes                                   -0-              -0-              574
                    Notes Receivable Current                               (122)             -0-              -0-
                    Accounts payable                                     (3,990)             861           (1,972)
                    Accrued payroll and vacation                         (1,095)           1,003              (74)
                    Other accrued liabilities                              (723)             393             (433)
                    Income taxes receivable/payable                          (7)             400              (46)
                    Deferred lease income                                   -0-           (1,007)            (333)
                    Other assets/liabilities                                -0-              -0-              -0-
                                                                       --------         --------         --------
Net cash provided by operating activities                                13,479           13,261            3,250
                                                                       --------         --------         --------
Cash flow from investing activities:
     Purchase of fixed assets                                              (308)            (964)          (1,254)
     Purchase of rental equipment                                        (4,541)          (6,500)          (9,531)
     Sale of rental equipment                                             5,548            8,512           10,574
     Proceeds on sale of fixed assets                                       321              283              189
     Sale (purchase) of leased equipment fleet                              -0-              -0-              289
     Purchase of other assets                                                18               12              (18)
                                                                       --------         --------         --------
            Net cash provided by (used in) investing activities           1,038            1,343              249
                                                                       --------         --------         --------
Cash flows from financing activities:
     Principal payments on capital leases                                    16               (2)              32
     Treasury stock sales                                                   -0-              -0-              256
     Inventory floor plan financing                                      (3,251)            (531)          (2,380)
     Short-term financing                                               (12,075)         (14,287)          (3,192)
     Convertible debt issuance                                              100              182              -0-
     Payments on convertible debt                                            64              -0-              -0-
     Long-term debt repayments                                               (8)             (20)             (20)
                                                                       --------         --------         --------
            Net cash used in financing activities                       (15,282)         (14,658)          (5,304)
                                                                       --------         --------         --------
(Decrease) increase in cash and cash equivalents                           (765)             (54)          (1,805)
Cash and cash equivalents at beginning of year                              770              824            2,629
                                                                       --------         --------         --------
Cash and cash equivalents at end of year                               $      5         $    770         $    824
                                                                       ========         ========         ========

          See accompanying notes to consolidated financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPTIONS DATA)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The Company is engaged in the sale, rental, and servicing of light, medium, and heavy construction and industrial, and agricultural equipment and related parts in Washington, Oregon, California, Nevada, and Alaska. Case serves as the manufacturer of the single largest portion of the Company's products.

      The consolidated financial statements include the accounts of the Company and its Oregon subsidiary after elimination of all intercompany accounts and transactions.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 5 below, the Company has significant borrowings that require, among other things, compliance with certain financial ratios on a quarterly basis. As a result of losses incurred during the last year, the Company was not in compliance with the financial ratio covenants under its credit facility with Deutsch Financial Services (DFS). The Company requested, but did not receive a waiver of such non-compliance. There can be no assurance that the Company will be able to meet the financial ratio covenants in the future, which could result in DFS calling the debt at any time and requiring the Company to discontinue operations.

      The Company is in discussions with DFS regarding renewal or extension of the current credit facility. In addition, the Company is exploring alternative financing arrangements with other potential lenders. The Company's continuation as a going concern is dependent, in part, upon its ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

      Subsequent breaches of any of the terms and conditions of the current DFS credit facility or any renewal or replacement thereof could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Based upon the Company's current projections, it does not believe that it will comply with the existing financial covenants unless they are modified or waived. If there is no modification or waiver, the Company may not be able to repay its debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to the Company.

      The Company is concentrating its efforts on making all of its ongoing operations profitable and in capitalizing on its existing operations' strengths to restore profitability. The Company has selectively pared down the number of stores it operates and its product offerings to reduce overall costs and to improve turnover in the remaining product lines that it offers.

      CASH EQUIVALENTS

      For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which balances may, at times, exceed the federally insured limits.

      RESTRICTED CASH

      In accordance with the borrowing agreement with Deutsche Financial Services (DFS), the Company has a cash account restricted by DFS for the purpose of paying down the line of credit. Restricted cash included in the cash balances totaled $540 and $242 at July 31, 2002 and 2001, respectively.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories.

      INTANGIBLE ASSETS

      The Company's acquisition strategy has been focused on existing businesses with established market share in a contiguous geographic area. Items with an indeterminate useful life, such as name recognition, geographical location and presence represent value to the Company. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. These lives are based on the factors influencing the acquisition decision and on industry practice. The Company reviews for asset impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Based on this review, a $2,525 write-down for impairment loss on goodwill has been recorded during the fourth quarter of the year ended July 31, 2002 and included in other income (expense).

      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 40 years. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance, and routine replacements are charged to expenses as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

      At each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lives assets. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

      REVENUE RECOGNITION

      Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Rental and service revenue is generally recognized at the time such services are provided.

      The Company has entered into sales contracts under which the customer may require the Company to repurchase equipment at specified dates and specified prices. The Company records the proceeds from such sales contracts as deferred lease income. The difference between the sale contract amount and the repurchase obligation is recognized as revenue over the period of the repurchase obligation. The remaining repurchase obligation is recorded as a sale if and when the customer does not exercise the repurchase option. At July 31, 2002, no repurchase obligations were in existence.

      ADVERTISING EXPENSE

      The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2002, 2001 and 2000 was $176, $221, and $320 respectively.

      OTHER INCOME (EXPENSE)

      Other income and expense has historically included gains and losses on the sale of fixed assets, amortization of goodwill and miscellaneous income associated with contract financing activities. During the year ended July 31, 2002, other income and expenses also included two significant expense items related to the impairment of goodwill and the write-off of financing discounts. The aggregate impact of these items resulted in additional expenses of $4.4 million in the current period.

      INCOME TAXES

      The Company recognizes deferred tax assets and liabilities based upon differences between the financial reporting and tax bases of the assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

      TREASURY STOCK

      In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock.

      RECLASSIFICATIONS

      Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on net loss or cash flows as previously reported.

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

      NET INCOME (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is computed using the average number of common shares outstanding during the period. Diluted net income
      (loss) per share is computed using the average number of common shares and common share equivalents outstanding during the period, unless inclusion of common share equivalents would be anti-dilutive.

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      A capital lease obligation of $1,942 was incurred in February 1999 when the Company entered into a 20-year lease for the Sparks, Nevada facility. In the first quarter of fiscal 2001 certain capital leases were converted to operating leases resulting in a gain of $720.

                                                                     Year ended July 31,
                                                         -------------------------------------------
                                                           2002              2001              2000
                                                           ----              ----              ----
      Cash paid (received) during the year for:
            Interest                                     $ 4,114           $ 5,887           $ 5,922
            Income taxes, net of refunds                     (12)              (12)              219

      During fiscal year 2001, the Company's obligations under various guaranteed buyback obligations were terminated resulting in elimination of leased equipment assets of $4,975 and deferred income of $5,982 from the prior fiscal year. In fiscal year 2001, in lieu of payment for certain professional services provided to the Company, the Company issued 50 shares of its common stock for $213 to the provider of such professional services.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods presented. Actual results could differ from those estimates.

      RECENT ACCOUNTING PRONOUNCEMENTS

      Business Combinations and Goodwill and Other Intangible Assets

      The Financial Accounting Standards Board (FASB) recently announced the issuance of No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The Company has goodwill for which amortization has been recorded against in prior periods. The impact of the future adoption of FAS 142 has yet to be determined. Amortization of goodwill per quarter is $31; amortization of goodwill for the year would be $125. During the fourth quarter of fiscal 2002, the Company recorded an impairment loss of $2,525 related to the write-off of goodwill.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is in the process of evaluating the effect of SFAS 144 on its financial statements.

2.    RELATED PARTY TRANSACTIONS

      The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

      On December 11, 1997, the real property and improvements used in connection with Case's Yuba City, California operation, was purchased by McLain-Rubin Realty Company III, LLC ("MRR III"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Yuba City, California real property and improvements, MRR III leased such real property and improvements to the

      Company under the terms of a 20-year commercial lease agreement dated effective December 11, 1997 with the Company paying an initial annual rate of $54. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $66. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

      In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276. The new lease qualifies for treatment as an operating lease and the remainder of the deferred gain which was previously being amortized over the life of the cancelled lease was all recognized in the first quarter of fiscal year 2001.

      On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

3.    INVENTORIES

      Inventories consist of the following:

                                                                               July 31,         July 31,
                                                                                 2002             2001
                                                                               -------          -------
            Equipment (net of reserve allowances of $7,770 and $7,489
              respectively):
                  New equipment                                                $13,834          $28,163
                  Used equipment                                                 5,915            7,425

            Parts (net of reserve allowance of $286
              and $282 respectively)                                             7,166            9,279
                                                                               -------          -------
                                                                               $26,915          $44,867
                                                                               =======          =======

4.    FIXED ASSETS

      Fixed assets consist of the following:

                                                          July 31,           July 31,
                                                            2002               2001
                                                          --------           --------
            Property, plant, and equipment:
            Land                                          $    522           $    500
            Buildings                                        1,749              1,717
            Machinery and equipment                          3,137              3,997
            Office furniture and fixtures                    2,220              2,377
            Computer hardware and software                   1,501              1,453
            Vehicles                                         1,406              1,964
            Leasehold improvements                             960                958
                                                          --------           --------
                                                            11,495             12,966

            Less: accumulated depreciation                  (8,060)            (7,382)
                                                          --------           --------
            Property, plant, and equipment (net)          $  3,434           $  5,584
                                                          ========           ========

            Rental equipment fleet                        $ 25,833           $ 28,889
            Less: accumulated depreciation                  (7,137)            (6,862)
                                                          --------           --------
            Rental equipment (net)                        $ 18,696           $ 22,027
                                                          ========           ========

5.    BORROWINGS

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

      The Company has a $50,000 inventory flooring and operating line of credit through Deutsche Financial Services (DFS). The agreement was amended as of October 31, 2000 with terms maturing December 31, 2001 and with a floating rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. This amendment waived all prior defaults under the agreement and established revised financial covenants to be measured at the Company's second and fourth quarters. In addition, the amendment included several, periodic mandatory reductions in the credit limit. Amounts may be advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, used equipment, real property, and vehicles. Interest payments on the outstanding balance are due monthly.

      As of June 21, 2002, the Company entered into a Forbearance Agreement with DFS under the terms of which DFS raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to DFS for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At July 31, 2002, the Company was in technical default of the DFS Loan Agreement. The Company has requested, but has not obtained a waiver letter for the period July 31, 2002 or thereafter. Although DFS has not called the debt due to such defaults, there is no guarantee that DFS will not call this debt at any time after July 31, 2002.

      All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                                                            July 31,
                                                                   Maturity          ---------------------
                                               Interest Rate         Date            2002             2001
                                               -------------         ----            ----             ----

            Case Credit Corporation             Prime + 2%          8 - 48          $10,974          $14,237
                                                  (6.75%)           months

            Deutsche Financial Services        Prime + 4.00%       12 - 36           41,322           53,384
                                                  (8.75%)           months          -------          -------
                                                                                    $52,296          $67,621
                                                                                    =======          =======

      At July 31, 2002 and July 31, 2001, the Company was in technical default of the Deutsche Financial Services Loan Agreement. There is no guarantee that Deutsche Financial Services will not call this debt at any time after July 31, 2002. If DFS does call the debt, it will become immediately due and payable in full and the Company would not be able to continue operations. In addition, if the Company is unable to renew the DFS credit facility after December 31, 2001 or replace it with an equivalent or better credit facility, there are no assurances that the Company will have adequate credit facilities to continue its business.

      In December 2000, the Company completed the sale of $182 principal amount of 10% convertible promissory notes due December 31, 2001. In March 2001, the Company completed the sale of an additional $100 principal amount of 10% convertible promissory notes due December 31, 2001. The notes are convertible, at the option of the holders, into common stock at a minimum conversion price of $1.50 per share. The Company may, at its option, redeem the notes at the principal amount plus accrued interest any time prior to December 31, 2001. The Company has elected to redeem the notes and is currently paying off the principal and accrued interest balances thereof. The balance of the unpaid principal and accrued interest on the convertible notes as of July 31, 2002 is $218.

6.    INCOME TAXES

      The provision (benefit) for income taxes is comprised of the following:

                                                                Year Ended
                                                                ----------
                                                    July 31,      July 31,      July 31,
                                                      2002          2001          2000
                                                      ----          ----          ----
            Current:
                Federal                               $-0-          $278          $180
                State                                   48            27            26
                                                      ----          ----          ----
                                                        48           305           206
                                                      ----          ----          ----
            Deferred:
                Federal                                -0-             0           500
                State                                  -0-             0            73
                                                      ----          ----          ----
                                                       -0-             0           573
                                                      ----          ----          ----
            Total provision (benefit)
                for income taxes                      $ 48          $305          $779
                                                      ====          ====          ====


      The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                                    Year Ended
                                                                    ----------
                                                     July 31,         July 31,           July 31,
                                                      2002             2001               2000
                                                      ----             ----               ----
          Statutory federal income tax rate          (34.0%)          (34.0%)            (34.0%)
          State income taxes, net of
               federal income tax benefit             (5.0%)            (4.3%)            (2.9%)
          Valuation allowance                         39.3%             38.3%             46.1%
          Other                                        0.2%              4.0%              2.9%
                                                       ---               ---              ----
                                                       0.5%              4.0%             12.1%
                                                       ===               ===              ====

      Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                                        Year Ended
                                                                        ----------
                                                                July 31,          July 31,
                                                                  2002              2001
                                                                -------           -------
            Deferred assets:
                      Inventory                                 $ 2,804           $ 2,734
                      Accounts receivable                           252               373
                      Accrued vacation and bonuses                   75                83
                      NOL Carryforward                              -0-             5,997
                      Other accruals                                 60                75
                                                                -------           -------
                      Current Deferred Tax Asset                  3,191             9,262
                      Less-Valuation Allowance                   (3,191)           (6,721)
                                                                -------           -------
                      Net Current Deferred Tax Asset                -0-             2,541
                                                                -------           -------
                  Deferred liabilities:
                      Fixed Assets                               (2,542)           (2,385)
                      Goodwill and intangibles                      774              (156)
                      NOL Carryforward                            9,935               -0-
                      Long-term Deferred Tax Liability            8,167            (2,541)
                                                                -------           -------
                      Less- Valuation Allowance                  (8,167)              -0-
                                                                -------           -------
                      Net Deferred Tax Asset                    $     0           $     0
                                                                =======           =======

      The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The valuation allowance primarily related to federal and state net operating losses, which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future.

7.    STOCKHOLDERS' EQUITY

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

      During fiscal year 2002 and 2001 no options were exercised.

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

      The Company has elected to account for its stock based compensation under APB 25; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during fiscal years 2001, 2000, and 1999 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2001, 2000, and 1999 were:

                                             FY01                  FY00                  FY99
                                             ----                  ----                  ----
           Risk free interest rate           4.35%               4.85-5.45%            4.85-5.45%

           Expected dividend yield             0%                    0%                    0%

           Expected life                    4 years               4 years               4 years

           Expected volatility              116.21%                93.31%                62.56%

      Adjustments for forfeitures are made as they occur. For the years ended July 31, 2002, 2001, and 2000, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $ -0- for each year. The weighted average fair value per share of the options granted in fiscal years 2002, 2001, and 2000 are $-0-, $-0-, and $ 0.53, respectively.

      If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net loss and pro forma net loss and net loss per share and pro forma net loss per share would have been reported as follows.

           Year Ended July 31, 2002
           ------------------------
                                                 Basic           Diluted
                              Net Loss           E.P.S.           E.P.S.
                              --------           ------           ------

           As Reported       $ (9,887)          ($2.47)          ($2.47)
           Pro Forma         $ (9,887)          ($2.47)          ($2.47)

           Year Ended July 31, 2001
           ------------------------
                                                 Basic           Diluted
                              Net Loss           E.P.S.           E.P.S.
                              --------           ------           ------

           As Reported       $ (7,841)          ($2.30)          ($2.30)
           Pro Forma         $ (8,162)          ($2.30)          ($2.40)

           Year Ended July 31, 2000
           ------------------------
                                                 Basic           Diluted
                             Net Income          E.P.S.           E.P.S.
                              --------           ------           ------
           As Reported       $ (7,198)          ($2.18)          ($2.18)
           Pro Forma         $ (7,206)          ($2.18)          ($2.18)

      The effects of applying SFAS 123 for providing pro forma disclosure for fiscal years 2002, 2001 and 2000 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

      The following summarizes the stock option transactions under the Company's stock option plans:
                                                  Shares       Weighted Average
                                                   (000)         Option Price

           Options outstanding July 31, 1999:      1,513              4.56

           Exercised                                 (50)             5.13
           Surrendered                            (1,453)             4.64
           Granted                                   --                --

           Options outstanding July 31, 2000:         10              4.56

           Exercised                                 --                --
           Surrendered                               --                --
           Granted     1,200                        0.53

           Options outstanding July 31, 2001        1,210             0.56

           Exercised                                 --                --
           Surrendered                               --                --
           Granted                                    -0-              -0-

           Options outstanding July 31, 2002        1,210             0.56

      The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 2001:

   -------------- ----------------- ---------------- --------------------------- ----------------- ----------------
                      NUMBER OF         WEIGHTED           WEIGHTED AVERAGE          NUMBER OF         WEIGHTED
                       OPTIONS           AVERAGE            CONTRACTUAL               OPTIONS           AVERAGE
   EXERCISE PRICE    OUTSTANDING     EXERCISE PRICE        LIFE REMAINING           EXERCISABLE     EXERCISE PRICE
   -------------- ----------------- ---------------- --------------------------- ----------------- ----------------
       $4.375          10,000            $4.375                 5.00                  10,000            $4.375
   -------------- ----------------- ---------------- --------------------------- ----------------- ----------------
       $0.531       1,200,000            $0.531                 8.50               1,200,000            $0.531
   -------------- ----------------- ---------------- --------------------------- ----------------- ----------------

8.    COMMITMENTS AND CONTINGENCIES

      The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,535, $2,280, and $2,129 for the years ended July 31, 2002, 2001, and 2000, respectively.

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

      Assets recorded under capital leases are recorded in fixed assets and are as follows:

                                                   July 31,          July 31,          July 31,
                                                     2002              2001              2000
                                                   -------           -------           -------
            Capitalized asset value                $ 1,043           $   937           $ 4,553
            Less accumulated amortization             (369)             (262)             (667)
                                                   -------           -------           -------
                                                   $   674           $   675           $ 3,886
                                                   =======           =======           =======

      Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2002, are as follows:

                                                                     Capital            Operating
           Year ending July 31,                                      leases              leases
           --------------------                                      ------              ------
               2003                                                      134              1,534
               2004                                                      126              1,356
               2005                                                      108              1,090
               2006                                                      124                900
               Thereafter                                              1,204              1,921
                                                                    --------            -------
               Total annual lease payments                          $  1,696            $ 6,801
                                                                                        =======

               Less amount representing interest, with imputed
                    interest rates ranging from 6% to 15%                850
                                                                    --------
               Present value of minimum lease payments                   938
               Less current portion                                        8
                                                                    --------
               Long-term portion                                    $    930
                                                                    ========

      The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2002, such purchase commitments totaled $4,100,951.

9.    SEGMENT INFORMATION

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

--------------------------------------- ----------------------- ----------------------- -----------------------
          Business Component                  Year Ended              Year Ended              Year Ended
             Net Revenues                   July 31, 2002           July 31, 2001           July 31, 2000
--------------------------------------- ----------------------- ----------------------- -----------------------
Equipment Sales                               $  73,909               $  84,065               $  92,513
--------------------------------------- ----------------------- ----------------------- -----------------------
Equipment Rental                                  5,747                  20,817                  26,334
--------------------------------------- ----------------------- ----------------------- -----------------------
Product Support                                  28,332                  35,020                  36,790
--------------------------------------- ----------------------- ----------------------- -----------------------
    Totals                                    $ 107,988               $ 139,902               $ 155,637
--------------------------------------- ----------------------- ----------------------- -----------------------

--------------------------------------- ----------------------- ----------------------- -----------------------
          Business Component                  Year Ended              Year Ended              Year Ended
            Gross Margins                   July 31, 2002           July 31, 2001           July 31, 2000
--------------------------------------- ----------------------- ----------------------- -----------------------
Equipment Sales                               $   4,343               $    (641)              $     (66)
--------------------------------------- ----------------------- ----------------------- -----------------------
Equipment Rental                                    727                   4,566                   5,556
--------------------------------------- ----------------------- ----------------------- -----------------------
Product Support                                   4,676                   5,895                   6,048
--------------------------------------- ----------------------- ----------------------- -----------------------
    Totals                                    $   9,746               $   9,820               $  11,538
--------------------------------------- ----------------------- ----------------------- -----------------------

      There are no inter-segment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

10.   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                                      Quarter
                                                                                      -------                              Total
                                                 First             Second              Third             Fourth             Year
                                                 -----             ------              -----             ------             ----
Fiscal 2002:

      Net sales                                $28,499            $26,229            $25,568            $27,691           $107,988
      Gross Profit                               4,117              2,850              2,538                241              9,746
      Net income (loss)                            357               (766)              (721)            (8,757)            (9,887)
      Basic income (loss) per share               0.10              (0.22)             (0.21)             (2.14)             (2.47)
      Diluted income (loss) per share             0.10              (0.22)             (0.21)             (2.14)             (2.47)


                                                                                      Quarter
                                                                                      -------                              Total
                                                 First             Second              Third             Fourth             Year
                                                 -----             ------              -----             ------             ----
Fiscal 2001:

      Net sales                                $37,783            $34,299            $33,641            $34,179           $139,902
      Gross Profit                               4,858              2,957              2,358               (353)             9,820
      Net income (loss)                            461              1,695             (5,119)            (4,879)            (7,842)
      Basic income (loss) per share               0.14               0.51              (1.53)             (1.46)             (2.30)
      Diluted income (loss) per share             0.14               0.51              (1.53)             (1.46)             (2.30)

      During the fourth quarter of fiscal 2002, the Company recorded three significant expense items which, in the aggregate, reduced net income by $8.1 million and gross margin by $3.8 million in the quarter. These three expense items consisted of an increase in the inventory valuation allowance of $3.7 million, the impairment of goodwill aggregating $2.5 million, and the write-down of recorded financing discounts aggregating $1.9 million.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 2002, and the results of their operations and their cash flows for the year ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has a working capital deficit for the year ended July 31, 2002. Further, as discussed in Note 5 to the financial statements, the Company is in technical default of its loan agreement and has not obtained a waiver or revisions to the agreement from the financial institution. Accordingly, the financial institution at any time may call the outstanding borrowings, which aggregated $41.3 million at July 31, 2002. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Western Power & Equipment Corp. and its subsidiary at July 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has a working capital deficit at July 31, 2001. Further, as discussed in Note 5 to the financial statements, the Company is in technical default of its loan agreement and has not obtained a waiver or revisions to the agreement from the financial institution. Accordingly, the financial institution at any time may call the outstanding borrowings, which aggregated $53.4 million at July 31, 2001. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audits of the consolidated financial statements referred to in our report dated October 15, 2002 appearing on page F-17 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Western Power & Equipment Corp.


Our audits of the consolidated financial statements as of July 31, 2001 and for each of the two years in the period ended July 31, 2001 referred to in our report dated October 6, 2001 appearing on page F-18 of this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended July 31, 2001 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended July 31, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 2001

                                                                     SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 2001 and 2000

                             (DOLLARS IN THOUSANDS)

                                           Balance at      Charged to     Charged to                      Balance at
                                           Beginning       Costs and        Other                           End of
          DESCRIPTION                      of Period        Expenses       Accounts      Deductions         Period
          -----------                      ---------        --------       --------      ----------         ------
ACCOUNTS RECEIVABLE RESERVE:

  Fiscal year ended July 31, 2002          $   948          $   119          $--          $  (421)          $   646

  Fiscal year ended July 31, 2001              563              544           --             (159)              948

INVENTORY RESERVE:
  Fiscal year ended July 31, 2002            7,771            6,616           --           (6,331)            8,056

  Fiscal year ended July 31, 2001            5,052            4,106           --           (1,387)            7,771

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WESTERN POWER & EQUIPMENT CORP.


                                                 BY:/S/ C. DEAN MCLAIN
                                                    ----------------------------
                                                 C. DEAN MCLAIN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                            DATE
---------                          -----                            ----


/S/ C. DEAN MCLAIN            PRESIDENT, CHIEF                NOVEMBER 13, 2002
--------------------------    EXECUTIVE OFFICER,
 C. DEAN MCLAIN               AND CHAIRMAN


/S/ MARK J. WRIGHT            VICE PRESIDENT OF FINANCE,      NOVEMBER 13, 2002
--------------------------    CHIEF FINANCIAL AND PRINCIPAL
 MARK J. WRIGHT               ACCOUNTING OFFICER,
                              TREASURER AND SECRETARY


/S/ ROBERT M. RUBIN           DIRECTOR                        NOVEMBER 13, 2002
--------------------------
 ROBERT M. RUBIN


/S/ DR. SEYMOUR KESSLER       DIRECTOR                        NOVEMBER 13, 2002
--------------------------
DR. SEYMOUR KESSLER


/S/ ALLEN PERRES              DIRECTOR                        NOVEMBER 13, 2002
--------------------------
ALLEN PERRES


/S/ IRWIN PEARL               DIRECTOR                        NOVEMBER 13, 2002
--------------------------
IRWIN PEARL

I, C. Dean McLain, certify that:

            1. I have reviewed this annual report on Form 10-K of Western Power & Equipment Corp.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: November 13, 2002


/s/ C. Dean McLain
-------------------------------------
Chief Executive Officer and President

I, Mark J. Wright, certify that:

            1. I have reviewed this annual report on Form 10-K of Western Power & Equipment Corp.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: November 13, 2002


/s/ Mark J. Wright
-------------------------------------
Chief Financial Officer and Vice President of Finance