Form 10-K/A
period 2002-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2002-11-27
CIK 939729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-K/A1

                          ----------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended July 31, 2002     Commission File Number 0-26230




                         WESTERN POWER & EQUIPMENT CORP.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   91-1688446
                --------                                   ----------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

  6407-B N.E. 117TH AVE, VANCOUVER, WA                             98662
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

            As of November 22, 2002: (a) 4,003,162 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 2,180,578 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $501,532.94 based on the closing sale price of $0.23 per share on November 22, 2002.

            Portions of the Registrant's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.     BUSINESS
            --------
GENERAL

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

HISTORY AND ACQUISITIONS

            The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 30.5 percent of the outstanding shares of the Company as of July 31, 2002.

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

For fiscal years 2002, 2001, and 2000, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                                         FY 2002    FY 2001    FY 2000
                                         -------------------------------
              Equipment Sales              68%        60%        59%
              Equipment Rental              6%        15%        17%
              Product Support              26%        25%        24%
                                         -------------------------------
                                          100%       100%       100%
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

                                                         Expiration      Annual             Size/Square                   Purchase
Location and Use                Lessor                   Date            Rental             Feet                           Options
----------------                ------                   ----            ------             ----                           -------
1745 N.E. Columbia Blvd.        Carlton O. Fisher, CNJ   12/31/2010      $84,0001 plus      Approx. 4 acres;                  No
Portland, Oregon 97211          Enterprises                              CPI adjustments    building 17,622 sq. ft.

1665 Silverton Road, N.E.       LaNoel Elston            07/10/2004      $36,0001           Approx. 1 acre; building          No
Salem, Oregon 97303             Myers Living Trust                                                       14,860 sq. ft.

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

500 Prospect Lane               Owned                    N/A             N/A                Approx. 1.5 acres;                N/A
Moxee, Washington 98936                                                                     building 4,320 sq. ft.
(Subleased to 3rd Party)


1455 Glendale Ave.              McLain-Rubin Realty      01/31/2007      $276,0002          Approx. 5 acres;                  No
Sparks, Nevada 89431            Company, LLC 3                                              building 22,475 sq. ft.

25886 Clawiter Road             Fred Kewel II, Agency    11/30/2004      $108,9031          Approx. 2.8 acres;                No
Hayward, California 94545                                                                   building 21,580 sq. ft.


3540 D Regional Parkway         Soiland                  02/28/05        $50,2501 plus      Approx. 1.25 acres;               No
Santa Rosa, California  95403                                            annual CPI         building 5,140 sq. ft.
                                                                         adjustments

1751 Bell Avenue                McLain-Rubin Realty      09/30/2007      $228,0002          Approx. 8 acres;                  No
Sacramento, California 95838    Company, LLC 3                                              building 35,940 sq. ft.


8271 Commonwealth Avenue        M.E. Robinson &          N/A             $90,960                       N/A                    No
Buena Park, CA 90621-2537       Lois Robinson


2535 Ellis Street               Hart Enterprises         Month to        $8,400             Approx. 2 acres;                  Yes
Redding, California 96001                                Month                              building 6,200 sq. ft.


                                                         Expiration      Annual             Size/Square                   Purchase
Location and Use                Lessor                   Date            Rental             Feet                           Options
----------------                ------                   ----            ------             ----                           -------
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

--------------------------------------------------------------------------------

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

            The stores in Springfield, OR, Pasco, WA, and Yuba City, CA were closed during fiscal year 2002 and the operations were combined with the operations in Salem, OR, Auburn, WA and Sacramento, CA respectively.

            All of the leased and owned facilities used by the Company are believed to be adequate in all material respects for the needs of the Company's current and anticipated business operations.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

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

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT (1)
           ----------------------------------------

                                                     Position Held With the
           Name               Officer Since   Age    Registrant
           ----------------   -------------   ---    ---------------------------
           C. Dean McLain          1993        49    Chairman, President, and
                                                     Chief Executive Officer (2)

           Mark J. Wright          1997        46    Vice President of Finance,
                                                     Chief Financial Officer,
                                                     Treasurer, and Secretary

(1) The officers serve for a term of one year and until their successors are elected.

(2)  Elected Chairman in 1998, Chief Executive Officer and President in 1993.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
            MATTERS
            -------

            The Company's stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2002 and July 31, 2001 were as follows:

                                                                        High       Low
                                                                        ----       ---
            Fiscal 2002
            -----------
            1st Quarter - August 1, 2001 through October 31, 2001       $0.56      $0.17

            2nd Quarter - November 1, 2001 through January 31, 2002     $0.31      $0.10

            3rd Quarter - February 1, 2002 through April 30, 2002       $0.35      $0.16

            4th Quarter - May 1, 2002 through July 31, 2002             $0.32      $0.22

            Fiscal 2001
            -----------
            1st Quarter - August 1, 2000 through October 31, 2000       $6.440     $2.000

            2nd Quarter - November 1, 2000 through January 31, 2001     $4.594     $0.281

            3rd Quarter - February 1, 2001 through April 30, 2001       $2.063     $0.550

            4th Quarter - May 1, 2001 through July 31, 2001             $1.500     $0.370

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

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

            The following selected financial data have been derived from the financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(Amounts in thousands, except per share data)

                                                                   Fiscal Year Ended July 31,
                                               2002(a)         2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------
Net sales                                    $ 107,988      $ 139,902      $ 155,637      $ 163,650      $ 163,478
Gross profit                                 $   7,763      $   9,820      $  11,538      $  14,594      $  19,176
     (% of sales)                                  7.2            7.0            7.4            8.9           11.7
Selling, general and administrative          $  10,199      $  12,840      $  13,534      $  12,586      $  12,092
     (% of sales)                                  9.4            9.2            8.7            7.7            7.4
(Loss) income before income taxes               (9,971)     $  (7,537)     $  (6,419)     $  (2,916)     $   3,193
     (% of sales)                                 (9.2)          (5.4)          (4.1)          (1.8)           2.0
Tax rate (%)                                       0.8            0.2             12            (38)            42
Net (loss) income                            $ (10,019)     $  (7,842)     $  (7,198)     $  (1,815)     $   1,839

Net (loss) income per common share           $   (2.50)     $   (2.30)     $   (2.18)     $   (0.55)     $    0.53
Shares used in basic earnings
     per share calculations                      4,003          3,403          3,306          3,303          3,473

Net (loss) income per
    diluted common share                     $   (2.50)     $   (2.30)     $   (2.18)     $   (0.55)     $    0.49
Shares used in diluted earnings
     per share calculations                      4,003          3,403          3,306          3,303          3,772



Working capital deficit                      $ (24,390)     $ (20,102)     $ (15,910)     $ (16,117)     $  (6,339)
Long-term debt (including capital leases
   and deferred lease income)                $     928      $   3,469      $  10,796      $  11,124      $   7,457
Stockholders' (deficit) equity               $  (3,136)     $   6,751      $  14,381      $  21,322      $  23,138
Total assets                                 $  59,576      $  93,092      $ 122,710      $ 136,594      $ 138,766

(a) Unaudited

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

            For the last three years, the Company has concentrated on consolidating or closing stores to improve operating efficiency and profitability. Store activity for the last three years is summarized as follows:

-------- ------------------- --------------- --------------- --------------- ------------------
 Fiscal    No. of Stores at   No. of Stores   No. of Stores   No. of Stores   No. of Stores at
  Year    Beginning of Year       Opened       Closed/Sold       Acquired       End of Year
-------- ------------------- --------------- --------------- --------------- ------------------
 2000             24                2               5               0                21
-------- ------------------- --------------- --------------- --------------- ------------------
 2001             21                0               3               0                18
-------- ------------------- --------------- --------------- --------------- ------------------
 2002             18                0               3               0                15
-------- ------------------- --------------- --------------- --------------- ------------------

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

            The Company had a net loss for fiscal 2002 of $10,019,000 or $2.50 per share compared with a net loss of $7,842,000 or $2.30 per share in fiscal 2001. Included in the net loss for fiscal year 2002 are fourth quarter non-cash charges of $3,796,000 for inventory allowances in light of decreasing market prices for aged equipment, a $2,525,000 write-off of all goodwill, a $1,983,000 write-off of disputed receivables from vendors, and a $953,000 write-off of fixed assets. In addition, the Company increased the valuation allowance related to the deferred tax asset by $4,637,000 due to the uncertainty in the Company's ability to utilize its net operating loss carryforwards.

            Gross margin was 7.2 percent during fiscal 2002 which is higher than the 7.0 percent gross margin during fiscal 2001. Margins increased in fiscal 2002 due mainly to management placing a high priority on improving overall gross margins. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

            Selling, general, and administrative expenses were $ 10,199,000 or
9.4 percent of revenues for fiscal 2002 compared to $12,840,000 or 9.2 percent of sales for fiscal 2001. The increase in selling, general, and administrative expenses as a percent of revenues resulted in part from the decrease in revenue volume and due to the costs of store closures during the year.

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

            Gross margin was 7.0 percent during fiscal 2001 which is lower than the 7.4 percent gross margin during fiscal 2000. Margins decreased in fiscal 2001 due primarily to continued competitive pressures and the fourth quarter equipment reserve as discussed above. Management continues to place a high priority on improving overall gross margins by working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new equipment.

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

            Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At July 31, 2002, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $10,974,000.

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

            The DFS agreement was amended in the first quarter of fiscal 2001 with terms maturing December 31, 2001 and with a floating rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of June 21, 2002, the Company entered into a Forbearance Agreement with DFS under the terms of which DFS raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to DFS for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At July 31, 2002, the Company was in technical default of the DFS Loan Agreement. The Company has requested, but has not obtained a waiver letter for the period July 31, 2002 or thereafter. Although DFS has not called the debt due to such defaults, there is no guarantee that DFS will not call this debt at any time after July 31, 2002.

            During the year ended July 31, 2002, cash and cash equivalents decreased by $765,000. The Company had positive cash flow from operating activities during the year of $ 14,079,000. The Company's cash flow from operating activities consisted primarily of an inventory reduction of $17,952,000, accounts receivable reduction of $3,991,000, and depreciation of $7,950,000 offset by a decrease in accounts payable of $3,990,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets. The Company paid down its short-term financing by $12,075,000 during the year.

            The Company's cash and cash equivalents was approximately $5,000 as of July 31, 2002. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender DFS. Although the Company and DFS are in negotiations to extend or renew the credit facility beyond its expiration on December 31, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired DFS credit facility or that DFS will continue to make borrowing available to the Company.

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

WRITE-DOWNS OF GOODWILL AND INTANGIBLES

                Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of the Company's intangible assets exceeds the expected undiscounted future cash flows, a loss is recognized to the extent the carrying amount of assets exceeds their fair values. Based on this review, a $2,525,000 write-down for impairment loss on goodwill has been recorded during the fourth quarter of the year ended July 31, 2002.

COMPETITION

                Many of the Company's existing and potential competitors have substantially greater marketing, financial, and service resources than the Company has. In addition, some of the Company's competitors have broader product offerings, placing the Company at a disadvantage to some of its competitors. In addition, the Company believes that some of its competitors have obtained and maintained business that loses money - "loss leading" - in order to maintain a competitive advantage with regard to specific customers or products. If the Company's competitors were to use such tactics in the future, the Company would be unable to maintain its market position without incurring a negative impact on its profitability.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 14 of the Annual Report on Form 10-K.

The estimates for inventory obsolescence reserves are developed to provide for allowances in recognition of decreasing market prices for aged equipment inventory using inventory aging reports for new and used equipment, combined with available market prices for comparable equipment, historical and forecasted sales information. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

The estimates for impairments of goodwill are derived in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company continually reviews goodwill to evaluate whether events or changes have occurred that would suggest an impairment of carrying value based on an estimate of future cash flows from related operations.

Also in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" estimates related to the impairment in the value of the long-lived assets are reviewed at each balance sheet date. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

The $646,000 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

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

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company expects to adopt the provisions of SFAS No. 145 in its fiscal year ending July 31, 2003. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its financial statements.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

            In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS 147 is effective for related transactions which occur on n or after October 1, 2002. It is not anticipated that SFAS 147 will have an impact on the Company's financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

            The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2002, the Company had variable rate floor plan payables, notes payable, and long-term debt of approximately $52.5 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.5 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

            The following financial statements and financial schedules are attached to this Report on Form 10-K/A1 following Part IV, Item 14:

            Consolidated Statements of Operations for
                the year ended July 31, 2002   (unaudited)                 F-1

            Consolidated Statements of Operations for
                the years ended July 31, 2001 and 2000                     F-2

            Consolidated Balance Sheet as of July 31, 2002  (unaudited)    F-3

            Consolidated Balance Sheet as of July 31, 2001                 F-4

            Consolidated Statements of Stockholders' Equity/(Deficit)
                for the years ended July 31, 2002 (unaudited), 2001,
                and 2000                                                   F-5

            Consolidated Statements of Cash Flows for
                the year ended July 31, 2002   (unaudited)                 F-6

            Consolidated Statements of Cash Flows for
                the years ended July 31, 2001 and 2000                     F-7

            Notes to Consolidated Financial Statements                     F-8

            Report of Independent Accountants for years ended July
                31, 2001 and 2000                                         F-20


Financial Statement Schedule:

            Report of Independent Accountants - Financial Statement
                Schedule for years ended July 31, 2001 and 2000           F-21
            Schedule II - Valuation and Qualifying Accounts               F-22


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

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

            Moss Adams LLP did not audit the financial statements contained in this Form 10-K/A1 for the year ended July 31, 2002 or the financial statements contained in the Form 10-K for the year ended July 31, 2002 filed November 13, 2002 and did not issue a report with respect to the aforementioned financial statements or consent to the incorporating by reference of these financial statements on the Form S-8.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            ----------------------------------------------

            Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A1. The information required by this Item with respect to the Company's Executive Officers follows Part I, Item 4A of this document.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

            Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A1.

ITEM 12.    PRINCIPAL STOCKHOLDERS
            ----------------------

            Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A1.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

            Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees, Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A1.



                                     III-1

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a)    1.   Financial Statements.

            Consolidated Statements of Operations for
                 the year ended July 31, 2002   (unaudited)                F-1

            Consolidated Statements of Operations for
                 the years ended July 31, 2001 and 2000                    F-2

            Consolidated Balance Sheet as of July 31, 2002  (unaudited)    F-3

            Consolidated Balance Sheet as of July 31, 2001                 F-4

            Consolidated Statements of Stockholders' Equity/(Deficit)
                 for the years ended July 31, 2002 (unaudited), 2001,
                 and 2000                                                  F-5

            Consolidated Statements of Cash Flows for
                 the year ended July 31, 2002   (unaudited)                F-6

            Consolidated Statements of Cash Flows for
                 the years ended July 31, 2001 and 2000                    F-7

            Notes to Consolidated Financial Statements                     F-8

            Report of Independent Accountants for the years ended
                 July 31, 2001 and 2000                                   F-20

       2.   Financial Statement Schedule.

            Report of Independent Accountants - Financial Statement
                 Schedule for the years ended July 31, 2001 and 2000      F-21

            Schedule II - Valuation and Qualifying Accounts               F-22

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

            21.         Subsidiaries of the Company.

            23.         Consent of Independent Accountants.

       (1) Filed as an Exhibit to the American United Global, Inc. Annual Report on Form 10-K, as filed on October 29, 1993 and incorporated herein by reference thereto.

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

(b)    Reports on Form 8-K.
       --------------------

       During the quarter ended January 31, 2002, the Company filed a report on Form 8-K to report a change in the Company's Certifying Accountant.

(c)    Exhibits
       --------

       See (a)(3) above.

(d)    Additional Financial Statement Schedules
       ----------------------------------------

       See (a)(2) above.

Note Regarding the Financial Statements for the year ended July 31, 2002:

The financial statements for the year ended July 31, 2002 are unaudited. Accordingly, this Form 10-K/A1 filing is deficient under the Securities and Exchange Commission's rules and regulations. Audited financial statements for the year ended July 31, 2002 are being filed immediately following this filing.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                                  Year Ended July 31,
                                                         2002
                                                      ---------
Net revenue                                           $ 107,988

Cost of goods sold                                      100,225
                                                      ---------

Gross profit                                              7,763

Selling, general and administrative expenses             10,199
Impairment of goodwill and write-down of
      property, plant and equipment                       3,478
                                                      ---------

                                                         (5,914)

Other income (expense):
     Interest expense                                    (4,114)
     Other income (expense)                                  57
                                                      ---------

Loss before income taxes                                 (9,971)

Provision for income taxes                                   48
                                                      ---------
Net loss                                              $ (10,019)
                                                      =========

Basic loss per common share                           $   (2.50)
                                                      =========

Average Outstanding Common Shares
     for Basic EPS                                        4,003
                                                      =========


Diluted loss per common share                         $   (2.50)
                                                      =========

Average Outstanding Common Shares
     And Equivalents for Diluted  EPS                     4,003
                                                      =========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       Year Ended July 31,
                                                    2001                 2000
                                                  ---------           ---------

Net revenue                                       $ 139,902           $ 155,637

Cost of goods sold                                  130,082             144,099
                                                  ---------           ---------

Gross profit                                          9,820              11,538

Selling, general and administrative expenses         12,840              13,534
Impairment of goodwill and write-down of
      property, plant and equipment                     -0-                 -0-
                                                  ---------           ---------

                                                     (3,020)             (1,996)

Other income (expense):
     Interest expense                                (5,982)             (6,069)
     Other income                                     1,465               1,646
                                                  ---------           ---------

Loss before income taxes                             (7,537)             (6,419)

Provision for income taxes                              305                 779
                                                  ---------           ---------
Net loss                                          $  (7,842)          $  (7,198)
                                                  =========           =========

Basic loss per common share                       $   (2.30)          $   (2.18)
                                                  =========           =========

Average Outstanding Common Shares
     for Basic EPS                                    3,403               3,306
                                                  =========           =========


Diluted loss per common share                     $   (2.30)          $   (2.18)
                                                  =========           =========

Average Outstanding Common Shares
     And Equivalents for Diluted  EPS                 3,403               3,306
                                                  =========           =========

          See accompanying notes to consolidated financial statements.

Note Regarding the Financial Statements for the year ended July 31, 2002:

The financial statements for the year ended July 31, 2002 are unaudited. Accordingly, this Form 10-K/A1 filing is deficient under the Securities and Exchange Commission's rules and regulations. Audited financial statements for the year ended July 31, 2002 are being filed immediately following this filing.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                             (Dollars in thousands)

                                                                       July 31,
                                                                         2002
                                                                       --------
ASSETS
------
Current assets:
     Cash and cash equivalents                                         $      5
     Accounts receivable, less allowance for
       doubtful accounts of $646                                         10,304
     Inventories                                                         26,915
     Prepaid expenses                                                        48
     Note Receivable Current                                                122
     Deferred income taxes                                                  -0-
                                                                       --------
         Total current assets                                            37,394
                                                                       --------

Fixed assets (net):
     Property, plant and equipment                                        3,434
     Rental equipment fleet                                              18,696
                                                                       --------
         Total fixed assets                                              22,130
                                                                       --------

Intangibles and other assets, net of accumulated
          amortization of $2,650                                             52
                                                                       --------
         Total assets                                                  $ 59,576
                                                                       ========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
     Borrowings under floor plan financing                             $ 10,974
     Short-term borrowings                                               41,322
     Convertible Debt                                                       218
     Accounts payable                                                     7,600
     Accrued payroll and vacation                                           659
     Other accrued liabilities                                              985
     Capital lease obligations                                               26
                                                                       --------
         Total current liabilities                                       61,784
                                                                       --------

Capital lease obligations                                                   928
                                                                       --------
         Total liabilities                                               62,712
                                                                       --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized; none outstanding         -0-
     Common stock, $.001 par value - Authorized, 20,000,000 shares
         Outstanding, 4,003,162 shares                                        5
     Additional paid-in capital                                          16,025
     Accumulated deficit                                                (18,322)
     Less common stock in treasury, at cost (130,300 shares)               (844)
                                                                       --------
         Total stockholders' deficit                                     (3,136)
                                                                       --------
         Total liabilities and stockholders' equity                    $ 59,576
                                                                       ========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      July 31,
                                                                        2001
                                                                      --------
ASSETS
------
Current assets:
     Cash and cash equivalents                                        $    770
     Accounts receivable, less allowance for
       doubtful accounts of $948                                        14,295
     Inventories                                                        44,867
     Prepaid expenses                                                      298
     Note Receivable Current                                               -0-
     Deferred income taxes                                               2,541
                                                                      --------
         Total current assets                                           62,771
                                                                      --------
Fixed assets (net):
     Property, plant and equipment                                       5,584
     Rental equipment fleet                                             22,027
                                                                      --------
         Total fixed assets                                             27,611
                                                                      --------
Intangibles and other assets, net of accumulated
          amortization of $808                                           2,720
                                                                      --------
         Total assets                                                 $ 93,102
                                                                      ========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
     Borrowings under floor plan financing                            $ 14,237
     Short-term borrowings                                              53,384
     Convertible Debt                                                      182
     Accounts payable                                                   11,591
     Accrued payroll and vacation                                        1,754
     Other accrued liabilities                                           1,716
     Capital lease obligations                                              18
                                                                      --------
         Total current liabilities                                      82,882
                                                                      --------

Deferred income taxes                                                    2,541
Capital lease obligations                                                  920
Long-term borrowings                                                         8
                                                                      --------
         Total liabilities                                              86,351
                                                                      --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized; none outstanding        -0-
     Common stock, $.001 par value - Authorized, 20,000,000 shares
         Outstanding, 4,003,162 shares and 3,403,162 shares,
         respectively                                                        4
     Additional paid-in capital                                         15,894
     Accumulated deficit                                                (8,303)
     Less common stock in treasury, at cost (130,300 shares)              (844)
                                                                      --------
         Total stockholders' (deficit) equity                            6,751
                                                                      --------
         Total liabilities and stockholders' equity                   $ 93,102
                                                                      ========

          See accompanying notes to consolidated financial statements.

Note Regarding the Financial Statements for the year ended July 31, 2002:

The financial statements for the year ended July 31, 2002 are unaudited. Accordingly, this Form 10-K/A1 filing is deficient under the Securities and Exchange Commission's rules and regulations. Audited financial statements for the year ended July 31, 2002 are being filed immediately following this filing.


                         WESTERN POWER & EQUIPMENT CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                 Common Stock
                            -----------------------     Additional                                     Total
                              Number                     Paid-in      Accumulated     Treasury     Stockholders'
                            of Shares       Amount       Capital        Deficit         Stock     Equity (Deficit)
                            ---------     ---------     ---------      ---------      ---------      ---------
Balance at
     July 31, 1999          3,303,162     $       4     $  16,072      $   6,738      $  (1,491)     $  21,323

Issuance of Treasury
Stock                          50,000          --             (67)          --              323            256

Net loss                         --            --            --           (7,198)          --           (7,198)
                            ----------------------------------------------------------------------------------

Balance at
     July 31, 2000          3,353,162             4        16,005           (460)        (1,168)        14,381

Issuance of Treasury
Stock                          50,000          --            (111)          --              324            213


Net loss                         --            --            --           (7,842)          --           (7,842)
                            ----------------------------------------------------------------------------------

Balance at
     July 31, 2001          3,403,162             4        15,894         (8,303)          (844)         6,751

Issuance of Stock             600,000             1           131           --             --              132
(UNAUDITED)

Net loss                         --            --            --          (10,019)          --          (10,019)
                            ----------------------------------------------------------------------------------
(UNAUDITED)

Balance at July 31,
     2002 (UNAUDITED)       4,003,162     $       5     $  16,025      $ (18,322)     $    (844)     $  (3,136)
                            =========     =========     =========      =========      =========      =========

       See accompanying notes to consolidated financial statements.

Note Regarding the Financial Statements for the year ended July 31, 2002:

The financial statements for the year ended July 31, 2002 are unaudited. Accordingly, this Form 10-K/A1 filing is deficient under the Securities and Exchange Commission's rules and regulations. Audited financial statements for the year ended July 31, 2002 are being filed immediately following this filing.


                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)
                                                                    Year Ended
                                                                     July 31,
                                                                       2002
                                                                     --------
 Cash flows from operating activities:
     Net loss                                                        $(10,019)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
                Depreciation                                            7,950
                Amortization                                              125
                 Impairment of goodwill and write-down of
                        property, plant and equipment                   3,478
     Write-off of disputed financing receivables                        1,983
      Gain on sale of fixed assets                                       (606)
               Non-cash stock compensation expense                        132
        Changes in assets and liabilities
                    Accounts receivable                                 2,008
                    Inventories                                        14,716
                    Prepaid expenses                                      249
                    Notes receivable current                             (122)
                    Accounts payable                                   (3,990)
                    Accrued payroll and vacation                       (1,095)
                    Other accrued liabilities                            (723)
                    Income taxes receivable/payable                        (7)
                    Other assets/liabilities                              -0-
                                                                     --------
Net cash provided by operating activities                              14,079
                                                                     --------

Cash flow from investing activities:
     Purchase of fixed assets                                            (308)
     Purchase of rental equipment                                      (5,129)
     Proceeds on sale of rental equipment                               5,548
     Proceeds on sale of fixed assets                                     309
     Purchase of other assets                                              18
                                                                     --------
            Net cash provided by (used in) investing activities           438
                                                                     --------

Cash flows from financing activities:
     Principal payments on capital leases                                  16
     Inventory floor plan financing                                    (3,251)
     Short-term financing                                             (12,075)
     Convertible debt issuance                                            100
     Payments on convertible debt                                         (64)
     Long-term debt repayments                                             (8)
                                                                     --------
            Net cash used in financing activities                     (15,282)
                                                                     --------

(Decrease) increase in cash and cash equivalents                         (765)
Cash and cash equivalents at beginning of year                            770
                                                                     --------
Cash and cash equivalents at end of year                             $      5
                                                                     ========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended July 31,
                                                                      2001          2000
                                                                    --------      --------
 Cash flows from operating activities:
     Net loss                                                       $ (7,842)     $ (7,198)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
                Depreciation                                           9,835        11,599
                Amortization                                             125           113
      Gain on sale of fixed assets                                    (2,016)          (59)
      Changes in assets and liabilities
                    Accounts receivable                                3,052        (1,847)
                    Inventories                                        8,545         2,903
                    Prepaid expenses                                     (88)           23
                    Deferred income taxes                                -0-           574
                    Accounts payable                                     861        (1,972)
                    Accrued payroll and vacation                       1,003           (74)
                    Other accrued liabilities                            393          (433)
                    Income taxes receivable/payable                      400           (46)
                    Deferred lease income                             (1,007)         (333)
                    Other assets/liabilities                             -0-           -0-
                                                                    --------      --------
Net cash provided by operating activities                             13,261         3,250
                                                                    --------      --------

Cash flow from investing activities:
     Purchase of fixed assets                                           (964)       (1,254)
     Purchase of rental equipment                                     (6,500)       (9,531)
     Proceeds on sale of rental equipment                              8,512        10,574
     Proceeds on sale of fixed assets                                    283           189
     Sale (purchase) of leased equipment fleet                           -0-           289
     Purchase of other assets                                             12           (18)
                                                                    --------      --------
            Net cash provided by (used in) investing activities        1,343           249
                                                                    --------      --------

Cash flows from financing activities:
     Principal payments on capital leases                                 (2)           32
     Treasury stock sales                                                -0-           256
     Inventory floor plan financing                                     (531)       (2,380)
     Short-term financing                                            (14,287)       (3,192)
     Convertible debt issuance                                           182           -0-
     Long-term debt repayments                                           (20)          (20)
                                                                    --------      --------
            Net cash used in financing activities                    (14,658)       (5,304)
                                                                    --------      --------

(Decrease) increase in cash and cash equivalents                         (54)       (1,805)
Cash and cash equivalents at beginning of year                           824         2,629
                                                                    --------      --------
Cash and cash equivalents at end of year                            $    770      $    824
                                                                    ========      ========

          See accompanying notes to consolidated financial statements.

                         Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (Dollars in thousands, except per share and options data). The financial statements and other data for the year ended July 31, 2002 are unaudited. Accordingly, this Form 10-K/A1 filing is deficient under the Securities and Exchange Commission's rules and regulations. Audited financial statements and data for the year ended July 31, 2002 are being filed immediately following this filing.

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

      RESTRICTED CASH

      In accordance with the borrowing agreement with Deutsche Financial Services (DFS), the Company has a cash account restricted by DFS for the purpose of paying down the line of credit and accordingly has been recorded as a current asset. Restricted cash included in the cash balances totaled $540 and $242 at July 31, 2002 and 2001, respectively.

      INTANGIBLE ASSETS

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired is amortized on a straight-line basis over the expected period to be benefited. The Company uses estimates of the useful life of these intangible assets ranging from twenty to forty years. These lives are based on the factors influencing the acquisition decision and on industry practice. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" the Company continually reviews goodwill to evaluate whether events or changes have occurred that would suggest an impairment of carrying value based on an estimate of future cash flows from related operations. Based on this review, a $2,525 write-down for impairment loss on goodwill has been recorded during the fourth quarter of the year ended July 31, 2002.

      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization on the property, plant, and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 40 years. Depreciation on the rental fleet is calculated using the straight-line method over the estimated useful lives, considering salvage values. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance, and routine replacements are charged to expenses as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" at each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lived assets. The existence of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value of the assets. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The amount of any such impairment is determined by comparing the discounted future cash flows noted above with the associated carrying value of the assets. Based on a review of the Company's property, plant and equipment, a $953 reduction in the carrying value was recorded during the fourth quarter of the year ended July 31, 2002, which is, classified as a write-down of property, plant and equipment in the Consolidated Statement of Operations.

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

      OTHER INCOME (EXPENSE)

      Other income and expense includes gains and losses on the sale of fixed assets, amortization of goodwill and miscellaneous income associated with contract financing activities.

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

      TREASURY STOCK

      In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock. As of July 31, 2002 and 2001 the Company held 130,300 shares in treasury stock.

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

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     Year ended July 31,
                                                2002         2001         2000
                                              -------      -------      -------
Cash paid (received) during the year for:
      Interest                                $ 4,114      $ 5,887      $ 5,922
      Income taxes, net of refunds                (12)         (12)         219

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

      RECENT ACCOUNTING PRONOUNCEMENTS

      Business Combinations and Goodwill and Other Intangible Assets

      During the first quarter of fiscal year-end 2003, the Company is required to adopt Financial Accounting Standard (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." The Company has recorded the amortization of goodwill in prior periods. The impact of the future adoption of FAS 142 will result in the elimination of goodwill amortization of $31 per quarter and $125 on an annual basis. As noted above, the Company recorded an impairment loss of $2,525 during the fourth quarter of 2002 related to goodwill.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company expects to adopt the provisions of SFAS No. 145 in its fiscal year ending July 31, 2003. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS 147 is effective for related transactions which occur on n or after October 1, 2002. It is not anticipated that SFAS 147 will have an impact on the Company's financial statements.

2.    RELATED PARTY TRANSACTIONS

      The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the Chairman, President, and Chief Executive Officer of the Company, and Robert M. Rubin, a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

      In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the Chairman, President, and Chief Executive Officer of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276. The new lease qualifies for treatment as an operating lease and the remainder of the deferred gain which was previously being amortized over the life of the cancelled lease was all recognized in the first quarter of fiscal year 2001.

      On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the Chairman, President and Chief Executive Officer of the Company, and Robert M. Rubin, a director of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

      On May 17, 2002, the shareholders authorized the issuance of 600,000 shares of the Company's common stock to the Rubin Family Irrevocable Stock Trust with no monetary consideration received by the Company. Mr. Robert
      M. Rubin is an elected director of the Company and compensation expense for the fair market value of the stock on the date of issuance in the amount of $132 has been recognized in selling, general and administrative expenses.

3.    INVENTORIES

      Inventories are stated at market, which was lower than market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories. Inventories consist of the following:

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
                                                  =======     =======

4.    FIXED ASSETS

      Fixed assets consist of the following:

                                               July 31,      July 31,
                                                 2002          2001
                                               --------      --------
      Property, plant, and equipment:
      Land                                     $    522      $    500
      Buildings                                   1,749         1,717
      Machinery and equipment                     3,137         3,997
      Office furniture and fixtures               2,220         2,377
      Computer hardware and software              1,501         1,453
      Vehicles                                    1,406         1,964
      Leasehold improvements                        960           958
                                               --------      --------
                                                 11,495        12,966
      Less: accumulated depreciation             (8,061)       (7,382)
                                               --------      --------
      Property, plant, and equipment (net)     $  3,434      $  5,584
                                               ========      ========

      Rental equipment fleet                   $ 25,833      $ 28,889
      Less: accumulated depreciation             (7,137)       (6,862)
                                               --------      --------
      Rental equipment (net)                   $ 18,696      $ 22,027
                                               ========      ========

5.    BORROWINGS

      The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date.

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

      As of June 21, 2002, the Company entered into a Forbearance Agreement with DFS under the terms of which DFS raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45 fee to DFS for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At July 31, 2002, the Company was in technical default of the DFS Loan Agreement. The Company has requested, but has not obtained a waiver letter for the period July 31, 2002 or thereafter. Although DFS has not called the debt due to such defaults, there is no guarantee that DFS will not call this debt at any time after July 31, 2002.

      All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                                               July 31,
                                                           Maturity     ---------------------
                                         Interest Rate      Date          2002          2001
                                         -------------      ----        -------       -------
      Case Credit Corporation            Prime + 2%         8 - 48      $10,974       $14,237
                                             (6.75%)        months

      Deutsche Financial Services        Prime + 4.00%      12 - 36      41,322        53,384
                                             (8.75%)        months      -------       -------

                                                                        $52,296       $67,621
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

      In December 2000, the Company completed the sale of $182 principal amount of 10% convertible promissory notes due December 31, 2001. In March 2001, the Company completed the sale of an additional $100 principal amount of 10% convertible promissory notes due December 31, 2001. The notes are convertible, at the option of the holders, into common stock at a minimum conversion price of $1.50 per share. The Company could at its option, redeem the notes at the principal amount plus accrued interest any time prior to December 31, 2001. The Company elected to redeem the notes and is currently paying off the principal and accrued interest balances thereof. The balance of the unpaid principal and accrued interest on the convertible notes as of July 31, 2002 is $218.

6.    INCOME TAXES

      The provision for income taxes is comprised of the following:

                                                      Year Ended
                                            --------------------------------
                                            July 31,    July 31,    July 31,
                                              2002        2001        2000
                                              ----        ----        ----
      Current:
          Federal                             $-0-        $278        $180
          State                                 48          27          26
                                              ----        ----        ----
                                                48         305         206
                                              ----        ----        ----
      Deferred:
          Federal                              -0-           0         500
          State                                -0-           0          73
                                              ----        ----        ----
                                               -0-           0         573
                                              ----        ----        ----
      Total provision
          for income taxes                    $ 48        $305        $779
                                              ====        ====        ====

      The principal reasons for the variation from the customary relationship between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                     Year Ended
                                            ------------------------------
                                            July 31,   July 31,   July 31,
                                              2002       2001       2000
                                              ----       ----       ----
      Statutory federal income tax rate      (34.0%)    (34.0%)    (34.0%)
      State income taxes, net of
           federal income tax benefit         (5.0%)     (4.3%)     (2.9%)
      Valuation allowance                     39.3%      38.3%      46.1%
      Other                                    0.2%       4.0%       2.9%
                                              ----       ----       ----
                                               0.5%       4.0%      12.1%
                                              ====       ====       ====

      Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                               Year Ended
                                                          --------------------
                                                          July 31,     July 31,
                                                            2002         2001
                                                          -------      -------
      Net Current Deferred Tax Assets:
           Inventory                                      $ 2,804      $ 2,734
           Accounts receivable                                252          373
           Accrued vacation and bonuses                        75           83
           Other accruals                                      60           75
           NOL carryforward                                   -0-        5,997
                                                          -------      -------
           Current Deferred Tax Asset                       3,191        9,262
           Less-Valuation Allowance                        (3,191)      (6,721)
                                                          -------      -------
           Net Current Deferred Tax Asset                     -0-        2,541
                                                          -------      -------

      Net Long-Term Deferred Tax Assets (Liability):
           Fixed Assets                                    (2,542)      (2,385)
           Goodwill and intangibles                           774         (156)
           NOL carryforward                                 9,935          -0-
                                                          -------      -------
           Long-term Deferred Tax Asset (Liability)         8,167       (2,541)
           Less- Valuation Allowance                       (8,167)         -0-
                                                          -------      -------
           Net Long-term Deferred Tax Asset (Liability)   $     0      $(2,541)
                                                          =======      =======

      The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future.

      As of July 31, 2002 the Company has approximately $29 million of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2016 through 2021.

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

      The following summarizes the stock option transactions under the Company's stock option plans:
                                                                     Weighted
                                                         Shares       Average
                                                          (000)    Option Price
                                                         ------         ----
                  Options outstanding July 31, 1999:      1,513         4.56

                  Exercised                                 (50)        5.13
                  Surrendered                            (1,453)        4.64
                  Granted                                  --            --
                                                         ------         ----

                  Options outstanding July 31, 2000:         10         4.56

                  Exercised                                --            --
                  Surrendered -                            --
                  Granted                                 1,200         0.53
                                                         ------         ----

                  Options outstanding July 31, 2001       1,210         0.56

                  Exercised                                --            --
                  Surrendered                              --            --
                  Granted                                  --            --
                                                         ------         ----

      Options outstanding July 31, 2002                   1,210         0.56
                                                         ======         ====

      As allowed by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS, the Company has computed for pro-forma disclosure purposes the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2002, 2001, and 2000 were:

                                    FY02        FY01            FY00
                                    ----        ----            ----
      Risk free interest rate       N/A          4.35%       4.85-5.45%

      Expected dividend yield       N/A             0%               0%

      Expected life                 N/A        4 years          4 years

      Expected volatility           N/A        116.21%            93.31

      Adjustments for forfeitures are made as they occur. The options granted in FY01 were fully vested and exercisable as of July 31, 2001. The weighted average fair value per share of the options granted in fiscal years 2002, 2001, and 2000 are $-0-, $0.53, and $ -0-, respectively.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 2002:

   ---------- ------------------- ------------------ ------------------ ------------------- ------------------
                                   Weighted Average   Weighted Average                       Weighted Average
    Exercise   Number of Options       Exercise         Contractual      Number of Options      Exercise
      Price       Outstanding           Price          Life Remaining       Exercisable           Price
   ---------- ------------------- ------------------ ------------------ ------------------- ------------------
     $4.375         10,000              $4.375             5.00                 10,000            $4.375
   ---------- ------------------- ------------------ ------------------ ------------------- ------------------
     $0.531        1,200,000            $0.531             8.50              1,200,000            $0.531
   ---------- ------------------- ------------------ ------------------ ------------------- ------------------

      If the Company had accounted for the compensation cost of these stock options issued to employees in accordance with SFAS 123, the Company's net loss and pro forma net loss and net loss per share and pro forma net loss per share would have been reported as follows.


      Year Ended July 31, 2002
      ------------------------
                                                     Basic       Diluted
                                    Net Loss         E.P.S.       E.P.S.
                                    ---------        -----        ------

      As Reported                   $(10,019)       ($2.50)      ($2.50)
      Pro Forma                     $(10,019)       ($2.50)      ($2.50)

      Year Ended July 31, 2001
      ------------------------
                                                     Basic       Diluted
                                    Net Loss         E.P.S.       E.P.S.
                                    --------         -----        ------

      As Reported                   $ (7,842)       ($2.30)      ($2.30)
      Pro Forma                     $ (8,162)       ($2.30)      ($2.40)

      Year Ended July 31, 2000
      ------------------------
                                                     Basic       Diluted
                                    Net Loss         E.P.S.       E.P.S.
                                    ---------        -----        ------

      As Reported                   $  (7,198)      ($2.18)      ($2.18)
      Pro Forma                     $  (7,206)      ($2.18)      ($2.18)

      The effects of applying SFAS 123 for providing pro forma disclosure for fiscal years 2002, 2001 and 2000 are not likely to be representative of the effects on reported net income and earnings per share for future years since additional option awards may be made each year.

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
                                        =======      =======      =======

      Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2002, are as follows:

                                                         Capital   Operating
     Year ending July 31,                                 leases     leases
                                                          ------     ------
      2003                                                   134      1,534
      2004                                                   126      1,356
      2005                                                   108      1,090
      2006                                                   124        900
      2007                                                   132        900
      Thereafter                                           1,100      1,021
                                                          ------     ------
      Total annual lease payments                         $1,724     $6,801
                                                                     ======
      Less amount representing interest, with imputed
           interest rates ranging from 6% to 15%             770
                                                          ------
      Present value of minimum lease payments                954
      Less current portion                                    26
                                                          ------
      Long-term portion                                   $  928
                                                          ======

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

9.    SEGMENT INFORMATION

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

------------------------------ --------------- --------------- ---------------
          Business Component      Year Ended      Year Ended      Year Ended
             Net Revenues       July 31, 2002   July 31, 2001   July 31, 2000
------------------------------ --------------- --------------- ---------------
Equipment Sales                   $ 73,909        $ 84,065        $ 92,513
------------------------------ --------------- --------------- ---------------
Equipment Rental                     5,747          20,817          26,334
------------------------------ --------------- --------------- ---------------
Product Support                     28,332          35,020          36,790
------------------------------ --------------- --------------- ---------------
    Totals                        $107,988        $139,902        $155,637
------------------------------ --------------- --------------- ---------------

------------------------------ --------------- --------------- ---------------
          Business Component      Year Ended      Year Ended      Year Ended
            Gross Margins       July 31, 2002   July 31, 2001   July 31, 2000
------------------------------ --------------- --------------- ---------------
Equipment Sales                   $  2,360        $   (641)       $    (66)
------------------------------ --------------- --------------- ---------------
Equipment Rental                       727           4,566           5,556
------------------------------ --------------- --------------- ---------------
Product Support                      4,676           5,895           6,048
------------------------------ --------------- --------------- ---------------
    Totals                        $  7,763        $  9,820        $ 11,538
------------------------------ --------------- --------------- ---------------

      There are no inter-segment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

10.   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                               Quarter
                                          ----------------------------------------------------       Total
                                            First        Second        Third          Fourth          Year
                                          ---------     ---------     ---------      ---------      ---------
Fiscal 2002:

      Net sales                           $  28,499     $  26,229      $  25,568      $  27,692      $ 107,988
      Gross Profit                            4,117         2,850          2,538         (1,742)         7,763
      Net income (loss)                         357          (766)          (721)        (8,889)       (10,019)
      Basic income (loss) per share            0.10         (0.22)         (0.21)         (2.17)         (2.50)
      Diluted income (loss) per share          0.10         (0.22)         (0.21)         (2.17)         (2.50)


                                                               Quarter
                                          ----------------------------------------------------       Total
                                            First        Second        Third          Fourth          Year
                                          ---------     ---------     ---------      ---------      ---------
Fiscal 2001:

      Net sales                           $  37,783     $  34,299     $  33,641      $  34,179      $ 139,902
      Gross Profit                            4,858         2,957         2,358           (353)         9,820
      Net income (loss)                         461         1,695        (5,119)        (4,879)        (7,842)
      Basic income (loss) per share            0.14          0.51         (1.53)         (1.42)         (2.30)
      Diluted income (loss) per share          0.14          0.51         (1.53)         (1.42)         (2.30)

      During the fourth quarter of fiscal 2002, the Company recorded four adjustments which in the aggregate reduced net income by $9.3 million and gross profit by $3.8 million in the quarter. Refer to Note 1 of the financial statements for additional disclosure of each individual adjustment. These adjustments included (1) a $3,796 adjustment to increase the inventory valuation allowance recorded at the end of the third quarter of 2002, (2) the impairment of goodwill aggregating $2,525, (3) the elimination of $1,983 of recorded financing discounts, and (4) the write-off of property, plant and equipment aggregating $953.

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



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 2001

                        Report of Independent Accountants
                          Financial Statement Schedule


To the Board of Directors and Stockholders of Western Power & Equipment Corp.


Our audits of the consolidated financial statements as of July 31, 2001 and for each of the two years in the period ended July 31, 2001 referred to in our report dated October 6, 2001 appearing on page F-20 of this Annual Report on Form 10-K/A1 also included an audit of the financial statement schedule for the year ended July 31, 2001 listed in Item 14(a)(2) of this Form 10-K/A1. In our opinion, this financial statement schedule for the year ended July 31, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 2001

                                                                     SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 2002 and 2001

                             (Dollars in Thousands)

                                        Balance at    Charged to     Charged to                     Balance at
                                        Beginning     Costs and         Other                          End of
     Description                        of Period      Expenses       Accounts       Deductions        Period
     -----------                         -------        -------        -------         -------         -------
Accounts Receivable Reserve:

  Fiscal year ended July 31, 2002        $   948        $   119        $  --           $  (421)        $   646
  (UNAUDITED)
                                             563            544           --              (159)            948
  Fiscal year ended July 31, 2001

Inventory Reserve:
  Fiscal year ended July 31, 2002          7,771          6,616           --            (6,331)          8,056
  (UNAUDITED)
                                           5,052          4,106           --            (1,387)          7,771
  Fiscal year ended July 31, 2001


The financial statements for the year ended July 31, 2002 are unaudited. Accordingly, this Form 10-K/A1 filing is deficient under the Securities and Exchange Commission's rules and regulations. Audited financial statements for the year ended July 31, 2002 are being filed immediately following this filing.

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

Signature                           Title                           Date
---------                           -----                           ----


/S/ C. Dean McLain             President, Chief               November 27, 2002
-------------------------      Executive Officer,
 C. Dean McLain                and Chairman


/S/ Mark J. Wright             Vice President of Finance,     November 27, 2002
-------------------------      Chief Financial and Principal
 Mark J. Wright                Accounting Officer,
                               Treasurer and Secretary


/S/ Robert M. Rubin            Director                       November 27, 2002
-------------------------
 Robert M. Rubin


/S/ Dr. Seymour Kessler        Director                       November 27, 2002
-------------------------
Dr. Seymour Kessler


/S/ Allen Perres               Director                       November 27, 2002
-------------------------
Allen Perres

I, C. Dean McLain, certify that:

      1. I have reviewed this annual report on Form 10-K/A1 of Western Power & Equipment Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: November 27, 2002


/s/ C. Dean McLain
-------------------------------------
Chief Executive Officer and President

I, Mark J. Wright, certify that:

      1. I have reviewed this annual report on Form 10-K/A1 of Western Power & Equipment Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: November 27, 2002


/s/ Mark J. Wright
-------------------------------------
Chief Financial Officer and Vice President of Finance