Form 10-K/A
period 2002-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2002-11-29
CIK 939729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-K/A2

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


            Name                         For           Against     Abstention
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

            (2) Elected Chairman in 1998, Chief Executive Officer and President
                in 1993.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     The Company's stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2002 and July 31, 2001 were as follows:

                                                                 High     Low
     Fiscal 2002                                                 ----     ---
     -----------
     1st Quarter - August 1, 2001 through October 31, 2001     $  0.56   $ 0.17

     2nd Quarter - November 1, 2001 through January 31, 2002   $  0.31   $ 0.10

     3rd Quarter - February 1, 2002 through April 30, 2002     $  0.35   $ 0.16

     4th Quarter - May 1, 2002 through July 31, 2002           $  0.32   $ 0.22

     Fiscal 2001
     -----------
     1st Quarter - August 1, 2000 through October 31, 2000     $ 6.440   $ 2.000

     2nd Quarter - November 1, 2000 through January 31, 2001   $ 4.594   $ 0.281

     3rd Quarter - February 1, 2001 through April 30, 2001     $ 2.063   $ 0.550

     4th Quarter - May 1, 2001 through July 31, 2001           $ 1.500   $ 0.370


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

(Amounts in thousands, except per share data)

                                                             Fiscal Year Ended July 31,
                                              2002         2001         2000         1999         1998
---------------------------------------------------------------------------------------------------------
Net sales                                  $ 107,988    $ 139,902    $ 155,637    $ 163,650    $ 163,478
Gross profit                               $   7,763    $   9,820    $  11,538    $  14,594    $  19,176
     (% of sales)                                7.2          7.0          7.4          8.9         11.7
Selling, general and administrative        $  10,199    $  12,840    $  13,534    $  12,586    $  12,092
     (% of sales)                                9.4          9.2          8.7          7.7          7.4
(Loss) income before income taxes             (9,971)   $  (7,537)   $  (6,419)   $  (2,916)   $   3,193
     (% of sales)                               (9.2)        (5.4)        (4.1)        (1.8)         2.0
Tax rate (%)                                     0.8          0.2           12          (38)          42
Net (loss) income                          $ (10,019)   $  (7,842)   $  (7,198)   $  (1,815)   $   1,839

Net (loss) income per common share         $   (2.50)   $   (2.30)   $   (2.18)   $   (0.55)   $    0.53
Shares used in basic earnings
     per share calculations                    4,003        3,403        3,306        3,303        3,473

Net (loss) income per
    diluted common share                   $   (2.50)   $   (2.30)   $   (2.18)   $   (0.55)   $    0.49
Shares used in diluted earnings
     per share calculations                    4,003        3,403        3,306        3,303        3,772


Working capital deficit                    $ (24,390)   $ (20,102)   $ (15,910)   $ (16,117)   $  (6,339)
Long-term debt (including capital leases
   and deferred lease income)              $     928    $   3,469    $  10,796    $  11,124    $   7,457
Stockholders' (deficit) equity             $  (3,136)   $   6,751    $  14,381    $  21,322    $  23,138
Total assets                               $  59,576    $  93,092    $ 122,710    $ 136,594    $ 138,766

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

     For the last three years, the Company has concentrated on consolidating or closing stores to improve operating efficiency and profitability. Store activity for the last three years is summarized as follows:

-------------------------------------------------------------------------------------------------------
    Fiscal         No. of Stores at   No. of Stores   No. of Stores   No. of Stores   No. of Stores at
     Year         Beginning of Year       Opened       Closed/Sold       Acquired       End of Year
---------------- ------------------- --------------- --------------- --------------- ------------------
     2000                 24                2               5               0                21
---------------- ------------------- --------------- --------------- --------------- ------------------
     2001                 21                0               3               0                18
---------------- ------------------- --------------- --------------- --------------- ------------------
     2002                 18                0               3               0                15
-------------------------------------------------------------------------------------------------------

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

Moss Adams LLP did not audit the financial statements contained in the Form 10-K for the year ended July 31, 2002 filed November 13, 2002 and did not issue an audit report with respect to the aforementioned financial statements or provide consent to the incorporation by reference of these financial statements on the Form S-8 .

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

     Directors

The following table sets forth the name and age of each of the Company's directors, as well as the length of time which each director has served.

     Name                            Age             Director Since
     -------------------             ---             --------------
     Robert M. Rubin                 62                   1992
     C. Dean McLain                  49                   1993
     Dr. Seymour Kessler             71                   2000
     Allen Perres                    54                   2000
     Irwin Pearl                     59                   2001

ROBERT M. RUBIN. Mr. Rubin has been the Chief Executive Officer of American United Global, Inc. ("AUGI"), an approximately 31% stockholder of the Company, since October 1990, and also served as Chairman of AUGI from October 1990 to present. Mr. Rubin served as the Chairman of the Board of Directors of the Company from November 20, 1992 to August 1, 1998. Mr. Rubin is also a director of Medimerge, Inc. Mr. Rubin was Chairman of the Board of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial, and commercial non-hazardous waste and hazardous waste. ERD Waste Technology filed for Chapter 11 bankruptcy reorganization in the year 2000. Mr. Rubin also served for approximately five years as an Officer and Director of Style Site Inc., which filed for bankruptcy in January 2001.

C. DEAN MCLAIN. Mr. McLain has served as President, Chief Executive Officer, and a director of the Company since March 7, 1993. Mr. McLain was elected Chairman of the Board of Directors effective August 1, 1998. From March 1, 1993 through June 13, 1995, Mr. McLain served as Executive Vice President of AUGI. Mr. McLain has served on the Board of Directors of AUGI since March 7, 1994. From January 1990 through 1993 Mr. McLain served as Manager of Privatization of Case Corporation.

DR. SEYMOUR KESSLER. Dr. Kessler was elected a Director of the Company in 2000. He has also been a partner at RKP Capital Partners since 1996 and serves as a Director of Magna Labs. Dr. Kessler served as President & C.E.O. of Princeton Dental Management Corp. (one of the Nation's first home health care companies). He has also served as Vice Chairman of the Board of Peterson Bank, Chairman of the Board of First National Bank of Wheaton and Chairman of the Executive and Loan Committees for First National Bank in Lincolnshire.

ALLEN PERRES. Mr. Perres was elected a Director of the Company in 2000. He has also been a managing partner at RKP Capital Partners since 1996 and serves as a Director of American United Global International. Mr. Perres was a co-founder and principal of RealCorp., Inc. a commercial real estate investment company.

IRWIN PEARL. Mr. Pearl was appointed as a Director in July 2001. Mr. Pearl has been the Chief Operating Officer of E-GlobalNet Inc. since 1997. He was President and a Director of PhaseOut of America from 1993 to 1997. Mr. Pearl was Executive Vice-President and a Director of Aqua Sciences International from 1985 to 1992.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The Compensation Committee of the Board of Directors (the "Committee") is currently composed of two non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 2002, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

     The key objectives of the Company's executive compensation policies are to attract and retain key executives who are important to the long-term success of the Company and to provide incentives for these executives to achieve high

                                      III-1
levels of job performance and enhancement of shareholder value. The Company seeks to achieve these objectives by paying its executives a competitive level of base compensation for companies of similar size and industry and by providing its executives an opportunity for further reward for outstanding performance in both the short term and the long term. The Company has entered into an employment agreement with Mr. McLain that covers a multiple year term (see "Chief Executive Officer Compensation," below). The compensation of Mr. Wright is based on an employment agreement dated August 1, 2000. Mr. Rubin, previously compensated under an employment contract (see "Employment, Consulting and Incentive Compensation Agreements," below), entered into a consulting agreement with the Company on August 1, 1998 after he ceased to be an executive officer of the Company on July 31, 1998 and entered into another consulting agreement on August 1, 2000 when the original consulting agreement expired.

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

     Chief Executive Officer Compensation. In August 2000 the Company entered into an new employment agreement with its chief executive officer, Mr. McLain, to ensure the retention of his services and to encourage him to perform at increasing levels of effectiveness and to use his best efforts to promote the growth and profitability of the Company. This approach enabled the Board to concentrate on the negotiation of a particular employment contract with salary, incentive bonus and stock option components that reflect a longer term view of the Company's prospects and goals. See "Employment, Consulting and Incentive Compensation Agreements" for a complete description of the employment agreements and the compensation and benefits provided thereunder.

     SUMMARY COMPENSATION TABLE

     The following table sets forth the amount of all compensation paid during each of the last three fiscal years to the Chief Executive Officer and to each of the Company's other executive officers for services in all capacities to the Company.

                                                                                      Long-Term
                                                                                     Compensation
                                        Annual Compensation                            Awards
                                   -----------------------------                     ------------
                                                                     Other Annual     Number of       All Other
Name and Principal Position         Year      Salary      Bonus      Compensation      Options      Compensation
---------------------------        ------    --------    -------    --------------    ---------    --------------
Robert M. Rubin                     2002        -0-         -0-          -0-              -0-          332,000
Consultant; former Chairman(1)      2001        -0-         -0-          -0-           500,000         200,000
                                    2000     150,000        -0-          -0-              -0-             -0-

                                      III-2

C. Dean McLain                      2002     393,300     135,000          967             -0-           31,199
President, CEO, Chairman            2001     387,474        -0-         1,369          500,000          31,199
   of the Board(2)                  2000     322,502        -0-        11,668             -0-           31,199

Mark J. Wright                      2002     176,481      75,000        9,000             -0-            7,718
Vice President of Finance           2001     173,265        -0-         9,000          100,000           7,718
   and CFO                          2000     157,674        -0-         5,040             -0-            6,114

(1) The Company entered into a consulting agreement with Mr. Rubin, effective August 1, 1998 and expiring August 1, 2000, pursuant to which Mr. Rubin was paid a salary of $150,000 plus all authorized business expenses. The Company entered into a new seven (7) year consulting agreement with Mr. Rubin effective August 1, 2000 which pays Mr. Rubin a base salary of $200,000 plus all authorized business expenses in the first year, followed by a 3% raise in each successive year of the contract. See "Employment, Consulting and Incentive Compensation Agreements," below. In addition, pursuant to shareholder approval at the 2002 Annual Meeting of the Stockholders, 600,000 shares of the Company's common stock were issued to the Rubin Family Irrevocable Stock Trust in lieu of compensation to Mr. Rubin. The fair market value of the shares at the date of issuance was $0.22 per share, resulting in compensation to the Company in the amount of $132,000.

(2) Mr. McLain joined the Company in March 1993, when he became its Chief Executive Officer. On July 31, 1995, Mr. McLain was permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commenced at $250,000 for fiscal 1996, and rises to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. Effective as of August 1, 2000 Mr. McLain's employment agreement with the Company was terminated and he entered into a new employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive Bonuses under certain circumstances. See "Employment, Consulting and Incentive Compensation Agreements" below. Mr. McLain became Chairman effective August 1, 1998.

     OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding individual grants of stock options to each executive officer in fiscal 2002.

                                                                                     Potential Realizable
                                Individual Grants                                    Value at Assumed Annual
                                % of Total Options                                   Rates of Stock Price
                    Options     Granted to Employees     Exercise     Expiration     Appreciation for term
     Name           Granted     in Fiscal Year           Price        Date               5%         10%
---------------     -------     --------------------     --------     ----------     ---------   ---------
C. Dean McLain        -0-               N/A                 N/A          N/A            N/A         N/A

Robert M. Rubin       -0-               N/A                 N/A          N/A            N/A         N/A

Mark J. Wright        -0-               N/A                 N/A          N/A            N/A         N/A

                                      III-3

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table provides information concerning the exercise of stock options during the fiscal 2002 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                                                            Value of
                      Shares                  Number of Unexercised         Unexercised In-the-money
                    Acquired on    Value      Options at Fiscal Year-End    options at Fiscal Year-End
     Name            Exercise     Realized    Exercisable/Unexercisable     Exercisable/Unexercisable
---------------     -----------   --------    --------------------------    --------------------------
C. Dean McLain           0           0                 500,000                          N/A

Robert M. Rubin          0           0                 500,000                          N/A

Mark J. Wright           0           0                 100,000                          N/A

EMPLOYMENT, CONSULTING AND INCENTIVE COMPENSATION AGREEMENTS

     Upon completion of the Company's 1995 initial public offering, the Company entered into an employment agreement with Mr. Rubin, effective as of June 13, 1995, that expired July 31, 1998. Pursuant to this agreement, Mr. Rubin served as Chairman of the Board of the Company and received an annual base salary of $150,000 plus bonuses if certain conditions were met. Effective August 1, 1998, the Company entered into a new two-year agreement with Mr. Rubin. Under the terms of this agreement, Mr. Rubin no longer served as Chairman, but provided consulting services to the Company. He received an annual fee of $200,000 plus all authorized business expenses. The Company then entered into a new seven (7) year consulting agreement with Mr. Rubin effective August 1, 2000 paying him $200,000 plus all authorized business expenses in the first year, followed by a 3% raise in each successive year of the contract.

     Effective as of August 1, 2000 Mr. McLain's entered into an employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. Mr. McLain received a $135,000 bonus during the Company's 2002 fiscal year. In addition, Mr. McLain receives the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Dr. Kessler, Mr. Perres and Mr. Pearl. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members. Mr. McLain, the Chairman of the Board of Directors since August 1998, as well as its President and CEO, and Mr. Rubin, the Chairman of the Board of Directors before Mr. McLain, and currently a director and consultant for the Company, participated in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants to the Company, except that they were each excluded from discussions regarding their own salary.

DIRECTORS' COMPENSATION

     Each director, not otherwise a full time employee of the Company, is eligible to receive $5,000 per quarter, together with reimbursement of their reasonable expenses incurred on the Company's behalf.

                                      III-4

ITEM 12.  PRINCIPAL STOCKHOLDERS
          ----------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company's outstanding voting securities at the close of business on November 22, 2002, consisted of 4,003,162 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The Common Stock does not have cumulative voting rights.

     The following table sets forth certain information as of November 22, 2002 with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5 percent of all outstanding shares.

                                                        Percentage of
                        Number of Shares of Common      Outstanding
Name and Address of     Stock of the Company            Common
Beneficial Owner        Beneficially Owned (1)          Stock Owned (1)
-------------------     --------------------------      ---------------

American United                1,222,586                     30.5%
Global, Inc. (AUGI)
2489 152nd Avenue NE
Richmond, WA 98052

C. Dean McClain (2)              529,485                     13.2%

Robert M. Rubin (3)              705,197                     17.6%

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 300,000 shares of AUGI common stock. Includes Mr. McLain's direct beneficial ownership of 29,485 shares of common stock of the Company and exercisable options to acquire 500,000 shares of Company Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.4 percent of AUGI voting stock as of November 22, 2002.

(3) Excludes Mr. Rubin's indirect ownership in the Company through his ownership of an aggregate of 2,087,798 voting shares of AUGI, the Company's principal stockholder, including 2,000 shares of AUGI common stock, options to purchase an additional 840,000 shares of AUGI common stock, and 1,245,798 held by the Rubin Family Irrevocable Stock Trust, to which Mr. Rubin disclaims beneficial ownership. Excludes the 600,000 shares of Common Stock issued upon shareholder approval to the Rubin Family Irrevocable Stock Trust, to which Mr. Rubin disclaims beneficial ownership. Includes Mr. Rubin's direct beneficial ownership of Company Common Stock through 205,197 shares of Company Common Stock and his ownership of exercisable options to acquire 500,000 shares of Company Common Stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 16.8 percent of AUGI voting stock as of November 22, 2002.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of the Common Stock as of July 10, 2002 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

                                      III-5

SHARES HELD BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

     Set forth in the table below is information concerning the ownership, as of the close of business on November 12, 2002, of the Common Stock by the Company's directors and Named Executive Officers and all directors and present executive officers as a group.

------------------------------- ------------------------------- ----------------
Name and Address                Amount and Nature of            Percent (1)
                                Beneficial Ownership (1)
------------------------------- ------------------------------- ----------------

C. Dean McLain (2)                      529,485                      13.2%

Mark J. Wright (3)                      100,000                       2.5%

Robert M. Rubin (4)                     705,197                      17.6%

Dr. Seymour Kessler(5)                   25,000                       0.6%

Allen Perres (6)                         25,000                       0.6%

Irwin Pearl                                   0                         0%
--------------------------------------------------------------------------------
All directors and executive
officers as a group (5 persons)       1,384,682                      34.6%
--------------------------------------------------------------------------------

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 300,000 shares of AUGI common stock. Includes Mr. McLain's direct beneficial ownership of 29,485 shares of common stock of the Company and exercisable options to acquire 500,000 shares of Company Common Stock. Mr. McLain's beneficial ownership of AUGI common stock represents 2.4 percent of AUGI voting stock as at November 22, 2002.

(3) Includes exercisable stock options to purchase 100,000 shares of common stock of the Company issued to Mr. Wright for services rendered to the Company.

(4) Excludes Mr. Rubin's indirect ownership in the Company through his ownership of an aggregate of 2,087,798 voting shares of AUGI, the Company's principal stockholder, including 2,000 shares of AUGI common stock, options to purchase an additional 840,000 shares of AUGI common stock, and 1,245,798 held by the Rubin Family Irrevocable Stock Trust, to which Mr. Rubin disclaims beneficial ownership. Excludes the 600,000 shares of Common Stock issued upon shareholder approval to the Rubin Family Irrevocable Stock Trust, to which Mr. Rubin disclaims beneficial ownership. Includes Mr. Rubin's direct beneficial ownership of Company Common Stock through 205,197 shares of Company Common Stock and his ownership of exercisable options to acquire 500,000 shares of Company Common Stock. Mr. Rubin's beneficial ownership of AUGI voting stock represents 16.8 percent of AUGI voting stock as at November 22, 2002.

                                     III-6

(5) Includes stock options to purchase 25,000 shares of common stock of the Company issued to Dr. Kessler for services rendered to the Company.

(6) Includes stock options to purchase 25,000 shares of common stock of the Company issued to Mr. Perres for services rendered to the Company.

SHARES HELD BY CERTAIN OTHER STOCKHOLDERS

The following table sets forth, as of the close of business on November 22, 2002, certain information with respect to each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, other than the directors set forth in the Directors and Named Executive Officers Ownership Table above.

--------------------------------------- -------------------------- -------------
Name and Address                        Amount and Nature of       Percent (1)
                                        Beneficial Ownership (1)
--------------------------------------- -------------------------- -------------
American United Global, Inc. ("AUGI")
2489 152nd Avenue NE
Richmond, WA, 98052 (2)                        1,222,586              30.5%
--------------------------------------- -------------------------- -------------

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Mr. Rubin has been the Chief Executive Officer of American United Global, Inc. ("AUGI"), the Company's majority shareholder, since October 1990, and also served as Chairman of AUGI from October 1990 until January 1996. From March 1, 1993 through June 13, 1995, Mr. McLain served as Executive Vice President of AUGI. Mr. McLain has served on the Board of Directors of AUGI since March 7, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168,000. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228,000. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and

                                      III-7

Chairman of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276,000. The new lease qualifies for treatment as an operating lease and the remainder of the deferred gain which was previously being amortized over the life of the cancelled lease was all recognized in the first quarter of fiscal year 2001.

On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98,000. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

On July 30, 2002, pursuant to shareholder approval at the 2002 Annual Meeting of the Stockholders, 600,000 shares of the Company's common stock were issued to the Rubin Family Irrevocable Stock Trust in lieu of compensation to Mr. Rubin. The fair market value of the shares at the date of issuance was $0.22 per share, resulting in compensation to the Company in the amount of $132,000.










                                      III-8

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

       See (a)(3) above.

(d)    Additional Financial Statement Schedules
       ----------------------------------------

       See (a)(2) above.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 Year Ended July 31,
                                                    ---------------------------------------------
                                                       2002              2001              2000
                                                    ---------         ---------         ---------
Net revenue                                         $ 107,988         $ 139,902         $ 155,637

Cost of goods sold                                    100,225           130,082           144,099
                                                    ---------         ---------         ---------

Gross profit                                            7,763             9,820            11,538

Selling, general and administrative expenses           10,199            12,840            13,534
Impairment of goodwill and write-down of
      property, plant and equipment                     3,478               -0-               -0-
                                                    ---------         ---------         ---------

                                                       (5,914)           (3,020)           (1,996)

Other income (expense):
     Interest expense                                  (4,114)           (5,982)           (6,069)
     Other income (expense)                                57             1,465             1,646
                                                    ---------         ---------         ---------

Loss before income taxes                               (9,971)           (7,537)           (6,419)

Provision for income taxes                                 48               305               779
                                                    ---------         ---------         ---------
Net loss                                            $ (10,019)        $  (7,842)        $  (7,198)
                                                    =========         =========         =========

Basic loss per common share                         $   (2.50)        $   (2.30)        $   (2.18)
                                                    =========         =========         =========

Average Outstanding Common Shares
     for Basic EPS                                      4,003             3,403             3,306
                                                    =========         =========         =========


Diluted loss per common share                       $   (2.50)        $   (2.30)        $   (2.18)
                                                    =========         =========         =========

Average Outstanding Common Shares
     And Equivalents for Diluted  EPS                   4,003             3,403             3,306
                                                    =========         =========         =========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 July 31,         July 31,
                                                                                   2002             2001
                                                                                 --------         --------
ASSETS
------
Current assets:
     Cash and cash equivalents                                                   $      5         $    770
     Accounts receivable, less allowance for
       doubtful accounts of $646 and $948                                          10,304           14,295
     Inventories                                                                   26,915           44,867
     Prepaid expenses                                                                  48              298
     Note Receivable Current                                                          122              -0-
     Deferred income taxes                                                            -0-            2,541
                                                                                 --------         --------
         Total current assets                                                      37,394           62,771
                                                                                 --------         --------
Fixed assets (net):
     Property, plant and equipment                                                  3,434            5,584
     Rental equipment fleet                                                        18,696           22,027
                                                                                 --------         --------
         Total fixed assets                                                        22,130           27,611
                                                                                 --------         --------
Intangibles and other assets, net of accumulated
          amortization of $2,650 and $808                                              52            2,720
                                                                                 --------         --------
         Total assets                                                            $ 59,576         $ 93,102
                                                                                 ========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
     Borrowings under floor plan financing                                       $ 10,974         $ 14,237
     Short-term borrowings                                                         41,322           53,384
     Convertible Debt                                                                 218              182
     Accounts payable                                                               7,600           11,591
     Accrued payroll and vacation                                                     659            1,754
     Other accrued liabilities                                                        985            1,716
     Capital lease obligations                                                         26               18
                                                                                 --------         --------
         Total current liabilities                                                 61,784           82,882
                                                                                 --------         --------

Deferred income taxes                                                                 -0-            2,541
Capital lease obligations                                                             928              920
Long-term borrowings                                                                  -0-                8
                                                                                 --------         --------
         Total liabilities                                                         62,712           86,351
                                                                                 --------         --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized; none outstanding                   -0-              -0-
     Common stock, $.001 par value - Authorized, 20,000,000 shares
         Outstanding, 4,003,162 shares and 3,403,162 shares, respectively               5                4
     Additional paid-in capital                                                    16,025           15,894
     Accumulated deficit                                                          (18,322)          (8,303)
     Less common stock in treasury, at cost (130,300 shares)                         (844)            (844)
                                                                                 --------         --------
         Total stockholders' (deficit) equity                                      (3,136)           6,751
                                                                                 --------         --------
         Total liabilities and stockholders' equity                              $ 59,576         $ 93,102
                                                                                 ========         ========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                               Common Stock
                         -----------------------     Additional                                    Total
                           Number                     Paid-in      Accumulated     Treasury     Stockholders'
                         of Shares       Amount       Capital        Deficit         Stock     Equity (Deficit)
                         ---------     ---------     ---------      ---------      ---------      ---------
Balance at
     July 31, 1999       3,303,162     $       4     $  16,072      $   6,738      $  (1,491)     $  21,323

Issuance of Treasury
Stock                       50,000          --             (67)          --              323            256

Net loss                      --            --            --           (7,198)          --           (7,198)
                         ----------------------------------------------------------------------------------

Balance at
     July 31, 2000       3,353,162             4        16,005           (460)        (1,168)        14,381

Issuance of Treasury
Stock                       50,000          --            (111)          --              324            213


Net loss                      --            --            --           (7,842)          --           (7,842)
                         ----------------------------------------------------------------------------------

Balance at
     July 31, 2001       3,403,162             4        15,894         (8,303)          (844)         6,751

Issuance of Stock          600,000             1           131           --             --              132

Net loss                      --            --            --          (10,019)          --          (10,019)
                         ----------------------------------------------------------------------------------

Balance at
     July 31, 2002       4,003,162     $       5     $  16,025      $ (18,322)     $    (844)     $  (3,136)
                         =========     =========     =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year Ended July 31,
                                                                       ------------------------------------------
                                                                         2002             2001             2000
                                                                       --------         --------         --------
 Cash flows from operating activities:
     Net loss                                                          $(10,019)        $ (7,842)        $ (7,198)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
                Depreciation                                              7,950            9,835           11,599
                Amortization                                                125              125              113
                 Impairment of goodwill and write-down of
                        property, plant and equipment                     3,478              -0-              -0-
     Write-off of disputed financing receivables                          1,983              -0-              -0-
      Gain on sale of fixed assets                                         (606)          (2,016)             (59)
               Non-cash stock compensation expense                          132              -0-              -0-
        Changes in assets and liabilities
                    Accounts receivable                                   2,008            3,052           (1,847)
Inventories 14,716                                                        8,545            2,903
                    Prepaid expenses                                        249              (88)              23
                    Deferred income taxes                                   -0-              -0-              574
                    Notes receivable current                               (122)             -0-              -0-
                    Accounts payable                                     (3,990)             861           (1,972)
                    Accrued payroll and vacation                         (1,095)           1,003              (74)
                    Other accrued liabilities                              (723)             393             (433)
                    Income taxes receivable/payable                          (7)             400              (46)
                    Deferred lease income                                   -0-           (1,007)            (333)
                    Other assets/liabilities                                -0-              -0-              -0-
                                                                       --------         --------         --------
Net cash provided by operating activities                                14,079           13,261            3,250
                                                                       --------         --------         --------

Cash flow from investing activities:
     Purchase of fixed assets                                              (308)            (964)          (1,254)
     Purchase of rental equipment                                        (5,129)          (6,500)          (9,531)
     Proceeds on sale of rental equipment                                 5,548            8,512           10,574
     Proceeds on sale of fixed assets                                       309              283              189
     Sale (purchase) of leased equipment fleet                              -0-              -0-              289
     Purchase of other assets                                                18               12              (18)
                                                                       --------         --------         --------
            Net cash provided by (used in) investing activities             438            1,343              249
                                                                       --------         --------         --------

Cash flows from financing activities:
     Principal payments on capital leases                                    16               (2)              32
     Treasury stock sales                                                   -0-              -0-              256
     Inventory floor plan financing                                      (3,251)            (531)          (2,380)
     Short-term financing                                               (12,075)         (14,287)          (3,192)
     Convertible debt issuance                                              100              182              -0-
     Payments on convertible debt                                           (64)             -0-              -0-
     Long-term debt repayments                                               (8)             (20)             (20)
                                                                       --------         --------         --------
            Net cash used in financing activities                       (15,282)         (14,658)          (5,304)
                                                                       --------         --------         --------

(Decrease) increase in cash and cash equivalents                           (765)             (54)          (1,805)
Cash and cash equivalents at beginning of year                              770              824            2,629
                                                                       --------         --------         --------
Cash and cash equivalents at end of year                               $      5         $    770         $    824
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

2.    RELATED PARTY TRANSACTIONS

      The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the Chairman, President and Chief Executive Officer the Company, and Robert M. Rubin, a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

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

6.    INCOME TAXES

      The provision for income taxes is comprised of the following:


                                                    Year Ended
                                          -------------------------------
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

      Year Ended July 31, 2002
      ------------------------
                                                     Basic       Diluted
                                    Net Loss         E.P.S.       E.P.S.
                                    ---------        -----        ------

      As Reported                   $ (10,019)      ($2.50)      ($2.50)
      Pro Forma                     $ (10,019)      ($2.50)      ($2.50)

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

9.    SEGMENT INFORMATION

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

    -------------------- --------------- --------------- ---------------
     Business Component    Year Ended      Year Ended      Year Ended
       Net Revenues       July 31, 2002   July 31, 2001   July 31, 2000
    -------------------- --------------- --------------- ---------------
    Equipment Sales        $  73,909        $  84,065       $  92,513
    -------------------- --------------- --------------- ---------------
    Equipment Rental           5,747           20,817          26,334
    -------------------- --------------- --------------- ---------------
    Product Support           28,332           35,020          36,790
    -------------------- --------------- --------------- ---------------
        Totals             $ 107,988        $ 139,902       $ 155,637
    -------------------- --------------- --------------- ---------------

    -------------------- --------------- --------------- ---------------
     Business Component    Year Ended      Year Ended      Year Ended
       Gross Margins      July 31, 2002   July 31, 2001   July 31, 2000
    -------------------- --------------- --------------- ---------------
    Equipment Sales        $   2,360        $    (641)      $    (66)
    -------------------- --------------- --------------- ---------------
    Equipment Rental             727            4,566          5,556
    -------------------- --------------- --------------- ---------------
    Product Support            4,676            5,895          6,048
    -------------------- --------------- --------------- ---------------
        Totals             $   7,763        $   9,820       $ 11,538
    -------------------- --------------- --------------- ---------------

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheet of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Power & Equipment Corp. as of July 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has a working capital deficit for the year ended July 31, 2002. Further, as discussed in Note 5 to the financial statements, the Company is in technical default of its loan agreement and has not obtained a waiver or revisions to the agreement from the financial institution. Accordingly, the financial institution at any time may call the outstanding borrowings, which aggregated $41.3 million at July 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                /s/ Moss Adams LLP
                                                --------------------------
                                                MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

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



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audits of the consolidated financial statements referred to in our report dated October 15, 2002 appearing on page F-17 of this Annual Report on Form 10-K/A2 also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K/A2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

                        Report of Independent Accountants
                          Financial Statement Schedule


To the Board of Directors and Stockholders of Western Power & Equipment Corp.


Our audits of the consolidated financial statements as of July 31, 2001 and for each of the two years in the period ended July 31, 2001 referred to in our report dated October 6, 2001 appearing on page F-18 of this Annual Report on Form 10-K/A2 also included an audit of the financial statement schedule for the year ended July 31, 2001 listed in Item 14(a)(2) of this Form 10-K/A2. In our opinion, this financial statement schedule for the year ended July 31, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


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


/S/ Robert M. Rubin            Director                       November 27, 2002
-------------------------
 Robert M. Rubin


/S/ Dr. Seymour Kessler        Director                       November 27, 2002
-------------------------
Dr. Seymour Kessler


/S/ Allen Perres               Director                       November 27, 2002
-------------------------
Allen Perres

I, C. Dean McLain, certify that:

     1. I have reviewed this annual report on Form 10-K/A2 of Western Power & Equipment Corp.;

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


Date: November 27, 2002


/s/ C. Dean McLain
-------------------------------------
Chief Executive Officer and President

I, Mark J. Wright, certify that:

     1. I have reviewed this annual report on Form 10-K/A2 of Western Power & Equipment Corp.;

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