Form 10-Q
period 2002-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2002-12-26
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 2002
                         Commission File Number 0-26230


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


                           YES        X              NO
                                    -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Title of Class                        Number of shares
                 Common Stock                           Outstanding
         (par value $.001 per share)                     4,003,162

================================================================================

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                       Page Number

         Item 1.  Financial Statements

          Consolidated Balance Sheets
            October 31, 2002 (Unaudited) and July 31, 2002...............  1

          Consolidated Statements of Operations
            Three months ended October 31, 2002 (Unaudited)
            and October 31, 2001 (Unaudited).............................  2

          Consolidated Statements of Cash Flows
            Three months ended October 31, 2002 (Unaudited)
            and October 31, 2001 (Unaudited).............................  3

          Notes to Consolidated Financial Statements.....................  4-6

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Operating Results.....  7-9

         Item 3.  Quantitative & Qualitative Disclosures about
                           Market Risk...................................  9

         Item 4.  Evaluation of Disclosure Controls and Procedures.......  10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................  N/A

         Item 2.  Changes in Securities..................................  N/A

         Item 3.  Defaults Upon Senior Securities........................  11

         Item 4.  Submission of Matters to a Vote of Security
                           Holders.......................................  N/A

         Item 5.  Other Information......................................  11

         Item 6.  Exhibits and Reports on Form 8-K.......................  11

SIGNATURES                 ..............................................  12

CERTIFICATIONS             ..............................................  13-14

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                October 31,       July 31,
                                                                   2002             2002
                                                                 --------         --------
                                                               (Unaudited)
                ASSETS (PLEDGED)
                ----------------
Current assets:
    Cash and cash equivalents ...........................        $      5         $      5
    Accounts receivable, less allowance for doubtful
      accounts of $743 and $646, respectively ...........           6,965           10,304
    Inventories .........................................          26,309           26,915
    Prepaid expenses ....................................             126               48
                                                                 --------         --------
         Total current assets ...........................          33,405           37,272

Fixed assets:
    Property, plant and equipment (net) .................           3,326            3,434
    Rental equipment fleet (net) ........................          16,413           18,696
                                                                 --------         --------
         Total fixed assets .............................          19,739           22,130

Other assets ............................................             174              174
                                                                 --------         --------
Total assets ............................................        $ 53,318         $ 59,576
                                                                 ========         ========

               LIABILITIES & STOCKHOLDERS' DEFICIT
               -----------------------------------
Current liabilities:
    Borrowings under floor plan financing ...............        $  8,768         $ 10,974
    Short-term borrowings ...............................          37,278           41,322
    Convertible debt ....................................             179              218
    Accounts payable and accrued expenses ...............           8,394            8,585
    Accrued payroll and vacation ........................             613              659
    Capital lease obligation ............................              16               26
                                                                 --------         --------
        Total current liabilities .......................          55,248           61,784

Capital lease obligation ................................             928              928
                                                                 --------         --------
      Total long-term liabilities .......................             928              928
                                                                 --------         --------
Total liabilities .......................................          56,176           62,712
                                                                 --------         --------

Stockholders' deficit:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding .......................            --               --
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 4,003,162 issued and outstanding ......               4                4
    Additional paid-in capital ..........................          16,025           16,025
    Accumulated deficit .................................         (18,043)         (18,322)
    Less common stock in treasury, at cost
      (130,300 shares) ..................................            (844)            (844)
                                                                 --------         --------
        Total stockholders' deficit .....................          (2,858)          (3,136)
                                                                 --------         --------
Total liabilities and stockholders' deficit .............        $ 53,318         $ 59,576
                                                                 ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                                October 31,
                                                           2002             2001
                                                         --------         --------
Net revenue .....................................        $ 24,094         $ 28,500

Cost of revenues (includes depreciation of
   $1,066 and $1,325, respectively) .............          20,633           24,383
                                                         --------         --------

Gross profit ....................................           3,461            4,117

Selling, general and administrative expenses ....           2,290            2,570
                                                         --------         --------

Operating income ................................           1,171            1,547

Other income (expense):
    Interest expense ............................            (945)          (1,258)
    Other income ................................              66               80
                                                         --------         --------

Income before income tax provision ..............             292              370

Income tax provision ............................              13               12
                                                         --------         --------

Net income ......................................        $    279         $    358
                                                         ========         ========


Average outstanding common shares for
  basic and diluted earnings per share ..........           4,003            3,403
                                                         ========         ========

Basic and diluted earnings per common share .....        $   0.07         $   0.11
                                                         ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                   October 31,
                                                              2002            2001
                                                            -------         -------
Cash flows from operating activities:
    Net income .....................................        $   279         $   358
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...................................          2,131           2,634
    Amortization ...................................            -0-              31
    Gain on sale of fixed assets and
         rental equipment ..........................           (157)           (222)
    Changes in assets and liabilities:
        Accounts receivable ........................          3,339           1,549
        Inventories ................................           (293)          2,478
        Prepaid expenses ...........................            (78)            100
        Accounts payable ...........................         (1,655)         (1,903)
        Accrued payroll and vacation ...............            (46)             86
        Other accrued liabilities ..................          1,462            (307)
        Income taxes receivable/payable ............              2               2
                                                            -------         -------
Net cash provided by operating activities ..........          4,984           4,806
                                                            -------         -------

Cash flows from investing activities:
    Purchase of fixed assets .......................            (26)            (47)
    Purchases of rental equipment ..................            -0-          (1,694)
    Proceeds on sale of fixed assets ...............              5             187
    Proceeds on sale of rental equipment ...........          1,338           1,249
    Purchase of other assets .......................            -0-              10
                                                            -------         -------
Net cash provided by (used in)
  investing activities .............................          1,317            (295)
                                                            -------         -------

Cash flows from financing activities:
    Principal payments on capital leases ...........            (10)             (4)
    Payments on inventory floor-plan financing .....         (2,208)           (807)
    Payments on short-term financing ...............         (4,044)         (4,143)
    Convertible debt ...............................            (39)            -0-
                                                            -------         -------
Net cash used in financing activities ..............         (6,301)         (4,954)
                                                            -------         -------

Decrease in cash and cash equivalents ..............              0            (443)
Cash and cash equivalents at beginning of
 period ............................................              5             494
                                                            -------         -------

Cash and cash equivalents at end of period .........        $     5         $    51
                                                            =======         =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         Western Power & Equipment Corp.

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has recurring losses and is currently in default on its short-term borrowing facility as discussed in Note 4 of these consolidated financial statements, both of which create substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.       INVENTORIES

Inventories consist of the following:

                                                       October 31,     July 31,
                                                          2002           2002
                                                        -------        -------
         Equipment (net of reserve allowances of
          $7,007 and $7,770, respectively):
           New                                          $12,930        $13,834
           Used                                           6,241          5,915

         Parts (net of reserve allowance of $363
          and $286, respectively)                         7,138          7,166
                                                        -------        -------
                                                        $26,309        $26,915
                                                        =======        =======

3.       FIXED ASSETS

Fixed assets consist of the following:
                                                        October 31,     July 31,
                                                           2002           2002
                                                         -------        -------
         Operating property, plant and equipment:
           Land                                          $   522        $   522
           Buildings                                       1,749          1,749
           Machinery and equipment                         3,139          3,137
           Office furniture and fixtures                   2,220          2,220
           Computer hardware and software                  1,506          1,501
           Vehicles                                        1,427          1,406
           Leasehold improvements                            960            960
                                                         -------        -------
                                                          11,523         11,495
           Less: accumulated depreciation                  8,197          8,061
                                                         -------        -------
         Property, plant, and equipment (net)            $ 3,326        $ 3,434
                                                         =======        =======

         Rental equipment fleet                          $23,981        $25,833
           Less: accumulated depreciation                  7,568          7,137
                                                         -------        -------
         Rental equipment (net)                          $16,413        $18,696
                                                         =======        =======

4.       SHORT-TERM BORROWINGS

         As of October 31, 2000, the Company and GE Commercial Distribution Finance ("GE"), formerly known as Deutsche Financial Services, signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement, and established revised financial covenants to be measured at the end of the Company's second and fourth quarters. In addition, the amendment included periodic mandatory reductions in the credit limit. The amended GE facility matured on December 28, 2001, is a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime, depending on the amount of total debt leverage of the Company. On June 21, 2002, the Company entered into a Forbearance Agreement with GE under terms in which GE extended the due date until December 31, 2002, raised the interest rate to prime plus 4% while the Company is in default, and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules.

         As of October 31, 2002, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE, and although GE has not called the loan, there is no guarantee that it will not do so in the future. The Company currently is in negotiations with GE to extend or renew the credit facility beyond its current expiration of December 28, 2001, as extended to December 31, 2002 under the Forbearance Agreement. The Company believes that it can reach an agreement with GE to further extend or renew the agreement on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE is entitled to demand repayment of the entire outstanding balance at any time. In such case, the Company would be unable to repay the entire GE outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at any time.

5.       SEGMENT INFORMATION.

         For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

         Business Component                            Three Months Ended
         Net Revenues                                       October 31,
                                                       2002           2001
         ------------------                          -------        -------

         Equipment Sales                             $15,117        $18,878

         Equipment Rental                              1,820          1,695

         Product Support                               7,157          7,927
                                                     -------        -------

         Total                                       $24,094        $28,500
                                                     =======        =======

         Business Component                            Three Months Ended
         Gross Margins                                      October 31,
                                                       2002           2001
         ------------------                          -------        -------

         Equipment Sales                             $ 1,456        $ 2,162

         Equipment Rental                                605            555

         Product Support                               1,400          1,400
                                                     -------        -------

         Total                                       $ 3,461        $ 4,117
                                                     =======        =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; the Company's ability to refinance/restructure its existing debt; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions. Any forward-looking statements should be considered in light of these factors.

Results of Operations
---------------------

The Three Months ended October 31, 2002 compared to the Three Months ended
--------------------------------------------------------------------------
October 31, 2001.
-----------------

Revenues for the three-month period ended October 31, 2002 decreased 15.4% to $24.1 million compared with $28.5 million for the three-month period ended October 31, 2001. Revenues were down from the prior year's first quarter in every department and in most store locations due to prior year store closures and the generally soft economy. Revenues for the quarter ended October 31, 2001 included revenues from three stores which were subsequently closed.

The Company's gross profit margin of 14.4% for the three-month period ended October 31, 2002 was consistent with the prior year comparative period margin of 14.4%. Margins on equipment sales in the current quarter were generally lower than compared with the prior year period. This was offset by a higher percentage of revenue generated from parts and service sales, which carry higher gross margins than rental revenues. Historically, the Company experiences higher gross margins in the first quarter. This higher gross margin is a result of more high margin rentals as compared to second and third quarters when more customers purchase their rental equipment as the end of the calendar year approaches. As the first fiscal quarter's gross margins are historically the highest quarterly gross margins for the year, the Company's gross margins in future quarters tend to be lower.

For the three-month period ended October 31, 2002, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 9.5%, up from 9.0% for the prior year's quarter reflecting the drop in overall revenue levels from the prior year.

Interest expense for the three months ended October 31, 2002 of $945,000 was down from $1,258,000 in the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates and a lower balance on the GE facility.

The Company had net income for the quarter ended October 31, 2002 of $279,000 or $.07 per share (basic and diluted) compared with a net income of $358,000 or $0.11 per share (basic and diluted) for the prior year's first quarter.

Liquidity and Capital Resources
-------------------------------

The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleet inventories. The Company's primary source of internal liquidity has been its operations. The Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells, the GE Commercial Distribution Finance, formerly known as Deutsche Financial Services, ("GE") credit facility, and, with respect to acquisitions, secured loans from Case Corporation (now CNH Global).

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At October 31, 2002, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $8,768,000.

The amended GE credit facility matured December 28, 2001 and was a floating rate facility based on prime with rates between 0.75% under prime to 0.25% over prime depending on the amount of total debt leverage of the Company. On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. As of October 31, 2002, the Company was in technical default of the financial covenants in the GE credit facility. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.

Borrowings under the GE credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to provide operating capital for the Company. As of October 31, 2002, approximately $37,278,000 was outstanding under the GE credit facility.

The Company currently is in negotiations with GE to extend or renew the credit facility beyond its current expiration of December 28, 2001. The Company believes that it can reach agreement with GE to extend or renew the facility on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE could demand repayment of the entire outstanding balance at any time. In such case, the Company would be unable to repay the entire GE outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at any time.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the quarter ended October 31, 2002, cash and cash equivalents remained the same. The Company had positive cash flow from operating activities in the first quarter reflecting the net income for the quarter and adding back depreciation and amortization.

The Company's cash and cash equivalents as of October 31, 2002 were $5,000. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Although the Company and GE are in negotiations to extend or renew the credit facility beyond its expiration of December 28, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired GE credit facility or that GE will continue to make borrowing available to the Company.

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

The Company's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, industrial, and agricultural sectors. A further erosion in North American and/or other countries' economies could adversely affect the Company's business.

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 48% of the Company's net sales for the three months ended October 31, 2002 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 51% for the fiscal year ended July 31, 2002. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the quarter ended October 31, 2002. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

The generally soft economic conditions in the equipment market, particularly in the northwest, have contributed to a decline in equipment sales. A further softening in the industry could severely affect the Company's sales and profitability. Market specific factors could also adversely affect one or more of the Company's target markets and/or products. The Company expects the construction equipment market in its store locations to remain flat or slightly down over the next 6 to 12 months.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At October 31, 2002, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $46.2 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.5 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.    Evaluation of Disclosure Controls and Procedures
           ------------------------------------------------

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  As of October 31, 2002, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  None.


         ITEM 5.  OTHER INFORMATION
                  -----------------

                  None.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

            A.    EXHIBITS.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            B.    REPORTS ON FORM 8-K.

                  The Company filed a current report on Form 8-K on December 17, 2002 regarding the Company changing its external auditors.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

December 26, 2002

                    By: /s/ Mark J. Wright
                        -------------------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer

I, C. Dean McLain, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Western Power & Equipment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ C. Dean McLain
------------------------------------
C. Dean McLain
President and Chief Executive Officer

I, Mark J. Wright, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Western Power & Equipment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ Mark J. Wright
---------------------------
Mark J. Wright
Chief Financial Officer