Form 10-Q
period 2003-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2003-03-17
CIK 939729

================================================================================



                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2003
                         Commission File Number 0-26230





                         WESTERN POWER & EQUIPMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                         91-1688446
 ------------------------------                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                              I.D. number)



6407-B N.E. 117th Avenue, Vancouver, WA                         98662
---------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)



                    Registrant's telephone no.:  360-253-2346
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

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION                                          Number

         Item 1.  Financial Statements

         Consolidated Balance Sheets
           January 31, 2003 (Unaudited) and July 31, 2002..................2

         Consolidated Statements of Operations
           Three months ended January 31, 2003 (Unaudited)
           and January 31, 2002 (Unaudited)................................3

         Consolidated Statements of Operations
           Six months ended January 31, 2003 (Unaudited)
           and January 31, 2002 (Unaudited)................................4

         Consolidated Statements of Cash Flows
           Six months ended January 31, 2003 (Unaudited)
           and January 31, 2002 (Unaudited)................................5

         Notes to Consolidated Financial Statements........................6-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Operating Results................10-13


         Item 3.  Quantitative & Qualitative Disclosures about
                  Market Risk..............................................13


         Item 4.  Evaluation of Disclosure Controls and Procedures.........13



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................N/A


         Item 2.  Changes in Securities....................................N/A


         Item 3.  Defaults Upon Senior Securities..........................14


         Item 4.  Submission of Matters to a Vote of Security Holders......N/A


         Item 5.  Other Information........................................N/A


         Item 6.  Exhibits and Reports on Form 8-K.........................N/A



SIGNATURES.................................................................15

CERTIFICATIONS.............................................................16-17

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                          January 31,  July 31,
                                                             2003        2002
                                                           --------    --------
                                                          (Unaudited)

                                ASSETS (PLEDGED)
Current assets:
    Cash and cash equivalents ..........................   $      5    $      5
    Accounts receivable, less allowance for doubtful
      accounts of $671 and $646, respectively ..........      6,974      10,304
    Inventories ........................................     23,126      26,915
    Prepaid expenses ...................................        129          48
                                                           --------    --------
         Total current assets ..........................     30,234      37,272

Fixed assets:
    Property, plant and equipment (net) ................      3,138       3,434
    Rental equipment fleet (net) .......................     15,052      18,696
                                                           --------    --------
         Total fixed assets ............................     18,190      22,130

Other assets ...........................................        152         174
                                                           --------    --------
Total assets ...........................................   $ 48,576    $ 59,576
                                                           ========    ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
    Borrowings under floor plan financing ..............   $  6,625    $ 10,974
    Short-term borrowings ..............................     34,178      41,322
    Term debt ..........................................        140         218
    Accounts payable and accrued expenses ..............      8,828       8,585
    Accrued payroll and vacation .......................        506         659
    Capital lease obligation ...........................          6          26
                                                           --------    --------
        Total current liabilities ......................     50,283      61,784

Capital lease obligation ...............................        928         928
                                                           --------    --------
      Total long-term liabilities ......................        928         928
                                                           --------    --------
Total liabilities ......................................     51,211      62,712
                                                           --------    --------

Stockholders' deficit:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding ......................       --          --
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 4,003,162 issued and outstanding .....          4           4
    Additional paid-in capital .........................     16,025      16,025
    Accumulated deficit ................................    (17,820)    (18,322)
    Less common stock in treasury, at cost
      (130,300 shares) .................................       (844)       (844)
                                                           --------    --------
        Total stockholders' deficit ....................     (2,635)     (3,136)
                                                           --------    --------
Total liabilities and stockholders' deficit ............   $ 48,576    $ 59,576
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

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                         Three Months Ended
                                                             January 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Net revenue ......................................   $    24,663    $    26,229

Cost of revenues (includes depreciation and
   amortization of $787 and $807, respectively) ..        21,232         23,379
                                                     -----------    -----------

Gross profit .....................................         3,430          2,850

Selling, general and administrative expenses .....         2,374          2,551
                                                     -----------    -----------

Operating income .................................         1,056            299

Other income (expense):
    Interest expense .............................          (852)        (1,026)
    Other income (expense) .......................            31            (27)
                                                     -----------    -----------

Income (loss) before income tax provision ........           235           (754)

Income tax provision .............................            12             12
                                                     -----------    -----------

Net income (loss) ................................   $       223    $      (766)
                                                     ===========    ===========

Average outstanding common shares for
  basic and diluted earnings per share ...........     4,003,162      3,403,162
                                                     ===========    ===========

Basic and diluted earnings per common share ......   $      0.06    $     (0.23)
                                                     ===========    ===========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)




                                                          Six Months Ended
                                                             January 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Net revenue ......................................   $    48,757    $    54,729

Cost of revenues (includes depreciation and
   amortization of $1,853 and $2,132,
   respectively) .................................        41,866         47,762
                                                     -----------    -----------

Gross profit .....................................         6,891          6,967

Selling, general and administrative expenses .....         4,664          5,121
                                                     -----------    -----------

Operating income .................................         2,227          1,846

Other income (expense):
    Interest expense .............................        (1,796)        (2,284)
    Other income .................................            96             54
                                                     -----------    -----------

Income (loss) before income tax provision ........           526           (384)

Income tax provision .............................            25             24
                                                     -----------    -----------

Net income (loss) ................................   $       501    $      (408)
                                                     ===========    ===========

Average outstanding common shares for
  basic and diluted earnings per share ...........     4,003,162      3,403,162
                                                     ===========    ===========

Basic and diluted earnings per common share ......   $      0.13    $     (0.12)
                                                     ===========    ===========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                    Six Months Ended
                                                       January 31,
                                                  --------------------
                                                    2003        2002
                                                  --------    --------
Cash flows from operating activities:
    Net income (loss) .........................   $    501    $   (408)
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ..............................      3,482       4,272
    Amortization ..............................          0          63
    Gain on sale of fixed assets and
         rental equipment .....................       (226)       (493)
    Changes in assets and liabilities:
        Accounts receivable ...................      3,352       2,142
        Inventories ...........................      2,265       4,878
        Prepaid expenses ......................        (81)         74
        Accounts payable ......................        173      (2,400)
        Accrued payroll and vacation ..........       (153)        (77)
        Other accrued liabilities .............         60        (321)
        Income taxes receivable/payable .......          5           3
                                                  --------    --------
Net cash provided by operating activities .....      9,379       7,733
                                                  --------    --------

Cash flows from investing activities:
    Purchase of fixed assets ..................        (48)       (146)
    Purchases of rental equipment .............       (789)     (1,992)
    Proceeds on sale of fixed assets ..........          5         271
    Proceeds on sale of rental equipment ......      3,040       2,814
    Purchase of other assets ..................          0          10
                                                  --------    --------
Net cash provided by investing activities .....      2,208         957
                                                  --------    --------

Cash flows from financing activities:
    Principal payments on capital leases ......        (20)        (12)
    Payments on inventory floor-plan financing      (4,341)     (3,957)
    Payments on short-term financing ..........     (7,149)     (5,108)
    Convertible debt ..........................        (77)          0
                                                  --------    --------
Net cash used in financing activities .........    (11,587)     (9,077)
                                                  --------    --------

Decrease in cash and cash equivalents .........          0        (388)
Cash and cash equivalents at beginning of
 period .......................................          5         494
                                                  --------    --------

Cash and cash equivalents at end of period ....   $      5    $    107
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


2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.


3. INVENTORIES

Inventories consist of the following:
                                                          January 31,   July 31,
                                                             2003        2002
                                                           --------    --------
         Equipment (net of reserve allowances of
          $6,071 and $7,770, respectively):
           New                                             $ 10,597    $ 13,834
           Used                                               5,919       5,915

         Parts (net of reserve allowances of $384
          and $286, respectively)                             6,610       7,166
                                                           --------    --------
                                                           $ 23,126    $ 26,915
                                                           ========    ========

4. FIXED ASSETS

Fixed assets consist of the following:
                                                          January 31,  July 31,
                                                             2003        2002
                                                           --------    --------
         Operating property, plant and equipment:
           Land                                            $    522    $    522
           Buildings                                          1,749       1,749
           Machinery and equipment                            3,113       3,137
           Office furniture and fixtures                      2,220       2,220
           Computer hardware and software                     1,514       1,501
           Vehicles                                           1,340       1,406
           Leasehold improvements                               966         960
                                                           --------    --------
                                                             11,424      11,495
           Less: accumulated depreciation
               and amortization                               8,286       8,061
                                                           --------    --------
         Property, plant, and equipment (net)              $  3,138    $  3,434
                                                           ========    ========

         Rental equipment fleet                            $ 22,330    $ 25,833
           Less: accumulated depreciation                     7,278       7,137
                                                           --------    --------
         Rental equipment (net)                            $ 15,052    $ 18,696
                                                           ========    ========


5. SHORT-TERM BORROWINGS

As of October 31, 2000, the Company and GE Commercial Distribution Finance ("GE"), formerly known as Deutsche Financial Services, signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement, and established revised financial covenants to be measured at the end of the Company's second and fourth quarters. In addition, the amendment included periodic mandatory reductions in the credit limit. The amended GE facility, matured on December 28, 2001, is a floating rate facility based on prime (4.25% as of January 31, 2003), with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. On June 21, 2002, the Company entered into a Forbearance Agreement with GE under terms in which GE extended the due date until December 31, 2002, raised the interest rate to prime plus 4% while the Company is in default, and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2002. GE is entitled to demand repayment of the entire outstanding balance at any time.

As of January 31, 2003, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE, and although GE has not called the loan, there is no guarantee that it will not do so in the future. The Company currently is still in negotiations with GE to extend or renew the credit facility beyond its current expiration of December 28, 2001, as extended to December 31, 2002 under the Forbearance Agreement. The Company believes that it can reach an agreement with GE to further extend or renew the agreement on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE is entitled to demand repayment of the entire outstanding balance at any time. In such case, the Company would be unable to repay the entire GE outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at any time.

6. SEGMENT INFORMATION.

For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business components. Revenue and gross margin by component are summarized as follows:

                              Three Months Ended       Six Months Ended
Business Component                January 31,             January 31,
Net Revenues                   2003        2002        2003        2002
------------------           --------    --------    --------    --------
Equipment Sales              $ 17,579    $ 18,541    $ 32,696    $ 37,419

Equipment Rental                1,229         998       3,049       2,693

Product Support                 5,855       6,690      13,012      14,617
                             --------    --------    --------    --------
Total                        $ 24,663    $ 26,229    $ 48,757    $ 54,729
                             ========    ========    ========    ========

                              Three Months Ended       Six Months Ended
Business Component                January 31,             January 31,
Gross Margins                  2003        2002        2003        2002
------------------           --------    --------    --------    --------
Equipment Sales              $  2,519    $  1,942    $  3,975    $  4,104

Equipment Rental                  (17)         69         588         624

Product Support                   928         839       2,328       2,239
                             --------    --------    --------    --------
Total                        $  3,430    $  2,850    $  6,891    $  6,967
                             ========    ========    ========    ========


7. CONTINGENCY

On January 29, 2003, the Company entered into an agreement to sell substantially all of its business assets in California and Nevada to CDKnet.com, Inc. (OTCBB:CDKX). The transaction will involve CDK's acquisition of approximately $15 million of tangible assets, operations which had nearly $50 million of total revenue for the fiscal year ended July 31, 2002 in exchange for the assumption or replacement of existing debt in the amount of approximately $15 million, along with $500,000 and a five-year promissory note of $500,000. In addition to continuing its current operations in Oregon, Washington, and Alaska, the Company will receive payment from the purchasing entity for certain management and administrative services to be provided to the purchasing entity pursuant to a management services agreement to be entered into at closing. Two members of the Company's current management will be shareholders in the purchasing entity. The completion of the transaction remains subject to several conditions including shareholder approval, the approval of an institutional revolving credit facility and other financing for the purchase, the receipt of other required third party approvals, delivery of audited financial statements of the business to be acquired, additional due diligence, and compliance with applicable regulatory requirements. There can be no assurance that the transaction will be consummated.

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

Results of Operations
---------------------

The Three Months and Six Months ended January 31, 2003 compared to the Three
----------------------------------------------------------------------------
Months and Six Months ended January 31, 2002.
---------------------------------------------

Revenues for the three-month period ended January 31, 2003 decreased 5.7% to $24.7 million compared with $26.2 million for the three-month period ended January 31, 2002. Revenues were down from the prior year's first quarter in most departments and in most store locations due to prior year store closures and the generally soft economy.

Revenues for the six-month period ended January 31, 2003 decreased 10.8% to $48.8 million compared with $54.7 million for the six-month period ended January 31, 2002. Revenues were down from the prior year in every department and in most store locations for the same reasons stated above.

The Company's gross profit margin of 13.9% for the three-month period ended January 31, 2003 was up from the prior year comparative period margin of 10.8%. The Company's gross profit margin of 14.1% for the six-months ended January 31, 2003 was up from the comparative period margin of 12.7% Margins on equipment sales in the current quarter were generally higher than compared with the prior year period due in part to fewer rental-purchase conversions by customers in the second quarter. This was offset by a slightly lower percentage of revenue generated from parts and service sales. Historically, the Company experiences higher gross margins in the first quarter. This higher gross margin is a result of more high margin rentals as compared to second and third quarters when more customers purchase their rental equipment as the end of the calendar year approaches. As discussed above, the Company experienced fewer rental purchase conversions in the second quarter than customary.

For the three-month period ended January 31, 2003, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 9.6% down from 9.7% for the prior year's quarter. For the six-month period ended January 31, 2003, SG&A expenses were 9.6% of sales, up from 9.3% in the comparable period ended January 31, 2002 due to the decrease in overall revenues.

Interest expense for the three months ended January 31, 2003 of $852,000 was down from $1,026,000 in the prior year comparative period and for the six months ended January 31, 2003 interest expense was $1,796,000 compared with $2,284,000 for the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates and a lower balance on the GE facility.

The Company had net income for the quarter ended January 31, 2003 of $223,000 or $.06 per share (basic and diluted) compared with a net loss of $766,000 or $0.23 per share (basic and diluted) for the prior year's comparable quarter and a net income of $501,000 or $0.13 per (basic and diluted) share for the six months ended January 31, 2003 as compared to net loss of $408,000 or $0.12 per (basic and diluted) share for the six months ended January 31, 2002.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At January 31, 2003, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $6,625,000.

The amended GE credit facility matured December 28, 2001 and was a floating rate facility based on prime with rates between 0.75% under prime to 0.25% over prime (4.25% as of January 31, 2003) depending on the amount of total debt leverage of the Company. On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2002. GE is entitled to demand repayment of the entire outstanding balance at any time. As of January 31, 2003, the Company was in technical default of the financial covenants in the GE credit facility. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.

Borrowings under the GE credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to provide operating capital for the Company. As of January 31, 2003, approximately $34,178,000 was outstanding under the GE credit facility.

The Company currently is still in negotiations with GE to extend or renew the credit facility beyond its current expiration of December 28, 2001. The Company believes that it can reach agreement with GE to extend or renew the facility on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE could demand repayment of the entire outstanding balance at any time. In such case, the Company would be unable to repay the entire GE outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at any time.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the six months ended January 31, 2003, cash and cash equivalents remained the same. The Company had positive cash flow from operating activities in the first six months reflecting the net income for the period and adding back depreciation.

The Company's cash and cash equivalents as of January 31, 2003 were $5,000. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Although the Company and GE are in negotiations to extend or renew the credit facility beyond its expiration of December 28, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired GE credit facility or that GE will continue to make borrowing available to the Company.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 41% of the Company's net sales for the six months ended January 31, 2003 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 48% for the first quarter of the current fiscal year and 51% for the fiscal year ended July 31, 2002. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the six months ended January 31, 2003. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At January 31, 2003, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $40.8 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next 12 months resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

PART II. OTHER INFORMATION


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  As of January 31, 2003, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.


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



WESTERN POWER & EQUIPMENT CORP.


March 15, 2003                           By: /s/ Mark J. Wright
                                             -----------------------------
                                             Mark J. Wright
                                             Vice President of Finance and
                                             Chief Financial Officer

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

Date: March 15, 2003


/s/ C. Dean McLain
-------------------------
C. Dean McLain
President and Chief Executive Officer

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

Date: March 15, 2003


/s/ Mark J. Wright
---------------------------
Mark J. Wright
Chief Financial Officer