Form 10-Q
period 2003-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2003-06-16
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2003
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


                             YES [X]    NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



          Title of Class                            Number of shares
           Common Stock                               Outstanding
   (par value $.001 per share)                         4,591,162

================================================================================

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX

                                                                           Page
PART I.     FINANCIAL INFORMATION                                         Number

            Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
             April 30, 2003 (Unaudited) and July 31, 2002....................2

            Condensed Consolidated Statements of Operations
             Three months ended April 30, 2003 (Unaudited)
             and April 30, 2002 (Unaudited)..................................3

            Condensed Consolidated Statements of Operations
             Nine months ended April 30, 2003 (Unaudited)
             and April 30, 2002 (Unaudited)..................................4

            Condensed Consolidated Statements of Cash Flows
             Nine months ended April 30, 2003 (Unaudited)
             and April 30, 2002 (Unaudited)..................................5

            Notes to Condensed Consolidated Financial Statements............6-9

            Item 2. Management's Discussion and Analysis of
                     Financial Condition and Operating Results.............10-13

            Item 3. Quantitative & Qualitative Disclosures about
                     Market Risk.............................................13

            Item 4. Evaluation of Disclosure Controls and Procedures.........13


PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings.......................................None

            Item 2. Changes in Securities...................................None

            Item 3. Defaults Upon Senior Securities..........................14

            Item 4. Submission of Matters to a Vote of Security Holders.....None

            Item 5. Other Information.......................................None

            Item 6. Exhibits and Reports on Form 8-K.........................14

SIGNATURES...................................................................15

CERTIFICATIONS.............................................................15-19

EXHIBITS...................................................................20-21

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           April 30,   July 31,
                                                             2003        2002
                                                           --------    --------
                                                          (Unaudited)
                                ASSETS (PLEDGED)
                                ----------------

Current assets:
     Cash and cash equivalents .........................   $      5    $      5
     Accounts receivable, less allowance for doubtful
       accounts of $508 and $646, respectively .........      8,566      10,304
     Inventories .......................................     29,134      26,915
     Prepaid expenses ..................................        244          48
                                                           --------    --------
            Total current assets .......................     37,949      37,272

Fixed assets:
     Property, plant and equipment (net) ...............      2,998       3,434
     Rental equipment fleet (net) ......................     14,100      18,696
                                                           --------    --------
            Total fixed assets .........................     17,098      22,130

Other assets ...........................................         53         174
                                                           --------    --------
Total assets ...........................................   $ 55,100    $ 59,576
                                                           ========    ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

Current liabilities:
     Borrowings under floor plan financing .............   $ 11,945    $ 10,974
     Short-term borrowings .............................     36,100      41,322
     Term debt .........................................        102         218
     Accounts payable and accrued expenses .............      8,069       8,585
     Accrued payroll and vacation ......................        484         659
     Capital lease obligation ..........................         43          26
                                                           --------    --------
         Total current liabilities .....................     56,743      61,784

Capital lease obligation ...............................        882         928
                                                           --------    --------
      Total long-term liabilities ......................        882         928
                                                           --------    --------
Total liabilities ......................................     57,625      62,712
                                                           --------    --------

Stockholders' deficit:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding .....................       --          --
     Common stock-$.001 par value; 20,000,000 shares
       authorized; 4,591,162 issued and outstanding ....          4           4
     Additional paid-in capital ........................     16,025      16,025
     Accumulated deficit ...............................    (17,710)    (18,322)
     Less common stock in treasury, at cost
       (130,300 shares) ................................       (844)       (844)
                                                           --------    --------
         Total stockholders' deficit ...................     (2,525)     (3,136)
                                                           --------    --------
Total liabilities and stockholders' deficit ............   $ 55,100    $ 59,576
                                                           ========    ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                             April 30,
                                                        2003          2002
                                                     ----------    ----------

Net revenue ......................................   $   24,772    $   25,568

Cost of revenues (includes depreciation and
   amortization of $787 and $807, respectively) ..       21,988        23,030
                                                     ----------    ----------

Gross profit .....................................        2,784         2,538

Selling, general and administrative expenses .....        2,022         2,355
                                                     ----------    ----------

Operating income .................................          762           183

Other income (expense):
     Interest expense ............................         (746)         (935)
     Other income (expense) ......................          106            43
                                                     ----------    ----------

Income (loss) before income tax provision ........          122          (709)

Income tax provision .............................           12            12
                                                     ----------    ----------

Net income (loss) ................................   $      110    $     (721)
                                                     ==========    ==========

Average outstanding common shares for
  basic and diluted earnings per share ...........    4,214,273     3,403,162
                                                     ==========    ==========

Basic and diluted earnings per common share ......   $     0.03    $    (0.21)
                                                     ==========    ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                          Nine Months Ended
                                                              April 30,
                                                          2003         2002
                                                       ----------   ----------

Net revenue .........................................  $   73,529   $   80,297

Cost of revenues (includes depreciation and
   amortization of $2,535 and $3,122, respectively)..      63,854       70,792
                                                       ----------   ----------

Gross profit ........................................       9,675        9,505

Selling, general and administrative expenses ........       6,686        7,476
                                                       ----------   ----------

Operating income ....................................       2,989        2,029

Other income (expense):
     Interest expense ...............................      (2,543)      (3,220)
     Other income ...................................         203           98
                                                       ----------   ----------

Income (loss) before income tax provision ...........         649       (1,093)

Income tax provision ................................          37           36
                                                       ----------   ----------

Net income (loss) ...................................  $      612   $   (1,129)
                                                       ==========   ==========

Average outstanding common shares for
  basic and diluted earnings per share ..............   4,073,273    3,403,162
                                                       ==========   ==========

Basic and diluted earnings per common share .........  $     0.15   $    (0.33)
                                                       ==========   ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                                 April 30,
                                                             2003        2002
                                                           --------    --------
Cash flows from operating activities:
     Net income (loss) ................................    $    612    $ (1,129)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation .....................................       4,638       5,742
     Amortization .....................................         -0-          94
     Gain on sale of fixed assets and
            rental equipment ..........................        (177)       (643)
     Changes in assets and liabilities:
         Accounts receivable ..........................       1,737       4,482
         Inventories ..................................      (4,277)     10,155
         Prepaid expenses .............................         (96)         83
         Accounts payable .............................        (681)     (4,342)
         Accrued payroll and vacation .................        (175)       (282)
         Other accrued liabilities ....................         170        (294)
         Income taxes receivable/payable ..............          17          (3)
                                                           --------    --------
Net cash provided by operating activities .............       1,768      13,863
                                                           --------    --------

Cash flows from investing activities:
     Purchase of fixed assets .........................         (65)       (171)
     Purchases of rental equipment ....................      (1,478)     (4,280)
     Proceeds on sale of fixed assets .................           5         321
     Proceeds on sale of rental equipment .............       4,167       3,717
     Purchase of other assets .........................          (1)         18
                                                           --------    --------
Net cash provided by (used in)investing activities ....       2,628        (395)
                                                           --------    --------

Cash flows from financing activities:
     Principal payments on capital leases .............         (30)        (20)
     Proceeds (payments) on
       inventory floor-plan financing .................         979      (5,956)
     Payments on short-term financing .................      (5,229)     (7,992)
     Term debt ........................................        (116)         65
                                                           --------    --------
Net cash used in financing activities .................      (4,396)    (13,903)
                                                           --------    --------

Decrease in cash and cash equivalents .................           0        (435)
Cash and cash equivalents at beginning of
 period ...............................................           5         494
                                                           --------    --------

Cash and cash equivalents at end of period ............    $      5    $     59
                                                           ========    ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         Western Power & Equipment Corp.

              Notes to Condensed Consolidated Financial Statements
                             (Dollars in thousands)
                                 April 30, 2003
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. This report should be read in conjunction with the Company's condensed consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has historically generated operating losses and is currently in default on its short-term borrowing facility as discussed in Note 7 of these condensed consolidated financial statements, both of which create substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

The FASB issued Statement of Financial Standards ("SFAS") No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a restructuring)." SFAS NO. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. During the current quarter, the Company adopted SFAS No. 148. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS No. 148 did not have an impact on net income (loss) or proforma net income (loss), and in applying the fair value method, the Company did not have stock based compensation for the three and nine month periods ended April 30, 2003 or 2002.

The Company adopted the above pronouncements during the current quarter and there was no material effect on the Company's consolidated financial statements.


3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on derivative Instruments and hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial statement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting or Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financials instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003,and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of SFAS No. 150 on its financial position or results of operations.

4. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. Common stock equivalents consisting of options were not included in the calculation of diluted loss per share for the three and nine month periods ended April 30, 2002 because their inclusion would have been antidilutive. Total outstanding options as of April 30, 2003 totaled 1,210,000.

5. INVENTORIES

Inventories consist of the following:
                                                           April 30,   July 31,
                                                              2003       2002
                                                            -------    -------
     Equipment (net of reserve allowances of $5,187
      and $7,770, respectively):
       New                                                  $16,896    $13,834
       Used                                                   5,408      5,915

     Parts (net of reserve allowances of $394
      and $286, respectively) :                               6,830      7,166
                                                            -------    -------
                                                            $29,134    $26,915
                                                            =======    =======

6. FIXED ASSETS

Fixed assets consist of the following:
                                                           April 30,   July 31,
                                                              2003       2002
                                                            -------    -------
            Operating property, plant and equipment:
              Land                                          $   522    $   522
                 Buildings                                    1,749      1,749
              Machinery and equipment                         3,092      3,137
              Office furniture and fixtures                   2,213      2,220
              Computer hardware and software                  1,519      1,501
              Vehicles                                        1,306      1,406
              Leasehold improvements                            966        960
                                                            -------    -------
                                                             11,367     11,495
              Less: accumulated depreciation
                  and amortization                            8,369      8,061
                                                            -------    -------
            Property, plant, and equipment (net)            $ 2,998    $ 3,434
                                                            =======    =======

            Rental equipment fleet                          $21,265    $25,833
              Less: accumulated depreciation                  7,165      7,137
                                                            -------    -------
            Rental equipment (net)                          $14,100    $18,696
                                                            =======    =======

7. SHORT-TERM BORROWINGS

   As of October 31, 2000, the Company and GE Commercial Distribution Finance ("GE"), formerly known as Deutsche Financial Services, signed an amendment to the existing loan and security agreement. The amendment waived all prior defaults under the agreement, and established revised financial covenants to be measured at the end of the Company's second and fourth quarters. In addition, the amendment included periodic mandatory reductions in the credit limit. The amended GE facility, matured on December 28, 2001, is a floating rate facility based on prime (4.25% as of April 30, 2003), with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. On June 21, 2002, the Company entered into a Forbearance Agreement with GE under terms in which GE extended the due date until December 31, 2002, raised the interest rate to prime plus 4% while the Company is in default, and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2002. GE is entitled to demand repayment of the entire outstanding balance at any time.

   As of April 30, 2003, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE, and although GE has not called the loan, there is no guarantee that it will not do so in the future. The Company currently is still in negotiations with GE to extend or renew the credit facility beyond its current expiration of December 28, 2001, as extended to December 31, 2002 under the Forbearance Agreement. The Company believes that it can reach an agreement with GE to further extend or renew the agreement on reasonably acceptable terms. However, in the event that the Company cannot reach a reasonably acceptable agreement to extend or renew the current GE credit facility, GE is entitled to demand repayment of the entire outstanding balance at any time. In such case, the Company would be unable to repay the entire GE outstanding balance. There can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the existing GE credit facility or that GE will not call the balance due at any time.


8. PRODUCT INFORMATION.

   The Company's operations consist of one business segment. However, the Company evaluates performance based on revenue and gross margin of three distinct product categories. Revenue and gross margin by product categories are summarized as follows:

   Business Component        Three Months Ended             Nine Months Ended
   Net Revenues                   April 30,                     April 30,
                             2003           2002           2003           2002
   ----------------        -------        -------        -------        -------

   Equipment Sales         $17,684        $18,123        $50,379        $55,542

   Equipment Rental          1,032            924          4,081          3,617

   Product Support           6,056          6,521         19,069         21,138
                           -------        -------        -------        -------

   Total                   $24,772        $25,568        $73,529        $80,297
                           =======        =======        =======        =======

   Business Component        Three Months Ended             Nine Months Ended
   Gross Margins                  April 30,                     April 30,
                             2003           2002           2003           2002
   ----------------        -------        -------        -------        -------
   Equipment Sales         $ 1,821        $ 1,700        $ 5,797        $ 5,805

   Equipment Rental            (50)          (172)           537            451

   Product Support           1,013          1,010          3,341          3,249
                           -------        -------        -------        -------

   Total                   $ 2,784        $ 2,538        $ 9,675        $ 9,505
                           =======        =======        =======        =======


9. CONTINGENCY

   On January 29, 2003, the Company entered into an agreement to sell substantially all of its business assets in California and Nevada to CDKnet.com, Inc. (OTCBB:CDKX). Subsequent to this agreement, on May 6, 2003 the parties entered into a new agreement (with the January 29, 2003 agreement being thereby terminated) pursuant to which the Company agreed to sell all of the outstanding shares of its wholly owned subsidiary Western Power & Equipment Corp., an Oregon corporation (Western Sub), to CDKnet.com, Inc. in exchange for approximately 9,400,000 shares of CDK common stock. Western Sub is engaged in the business of selling, renting, and servicing light, medium, and heavy construction equipment and industrial equipment, parts, and related products manufactured by Case Corporation and several other manufacturers. The transaction is intended to be a tax-free exchange of shares. The completion of the transaction remains subject to several conditions including shareholder approval, the receipt of other required third party approvals, delivery of audited financial statements of the business to be acquired, additional due diligence, and compliance with applicable regulatory requirements. There can be no assurance that the transaction will be consummated.

10. INCOME TAXES.

   The Company has net operating loss carry forwards of approximately $29 million, and as a result, the provision for income taxes for 2003 and 2002 consist of various state and local minimum taxes. As of April 30, 2003, the Company has a deferred tax asset of approximately $11 million, for which a full valuation allowance has been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        -----------------------------------------------------------------
        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's equipment rental business; rental industry conditions and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; the Company's ability to refinance/restructure its existing debt; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions. Any forward-looking statements should be considered in light of these factors.

Results of Operations
---------------------

The Three Months and Nine Months ended April 30, 2003 compared to the Three
---------------------------------------------------------------------------
Months and Nine Months ended April 30, 2002.
--------------------------------------------

Revenues for the three-month period ended April 30, 2003 decreased 3% to $24.7 million compared with $25.6 million for the three-month period ended April 30, 2002. Revenues were down from the prior year's third quarter in most departments and in most store locations due to the generally soft economy.

Revenues for the nine-month period ended April 30, 2003 decreased 8% to $73.5 million compared with $80.3 million for the nine-month period ended April 30, 2002. Revenues were down from the prior year in every department and in most store locations due to prior year store closures and the generally soft economy.

The Company's gross profit margin of 11.2% for the three-month period ended April 30, 2003 was up from the prior year comparative period margin of 9.9%. The Company's gross profit margin of 13.2% for the nine-months ended April 30, 2003 was up from the comparative period margin of 11.8% Margins on equipment sales in the current quarter were generally higher than compared with the prior year period due in part to fewer rental-purchase conversions by customers in the second quarter. This was offset by a slightly lower percentage of revenue generated from parts and service sales. Historically, the Company experiences higher gross margins in the first quarter. This higher gross margin is a result of more high margin rentals as compared to second and third quarters when more customers purchase their rental equipment as the end of the calendar year approaches. As discussed above, the Company experienced fewer rental purchase conversions in the third quarter than customary.

For the three-month period ended April 30, 2003, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 8.2% down from 9.2% for the prior year's quarter. For the nine-month period ended April 30, 2003, SG&A expenses were 9.1% of sales, down from 9.3% in the comparable period ended April 30, 2002 even with an overall decrease in revenues for the comparable periods.

Interest expense for the three months ended April 30, 2003 of $746,000 was down from $935,000 in the prior year comparative period and for the nine months ended April 30, 2003 interest expense was $2,543,000 compared with $3,220,000 for the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates and a lower balance on the GE facility.

The Company had net income for the quarter ended April 30, 2003 of $110,000 or $.02 per share (basic and diluted) compared with a net loss of $721,000 or $0.21 per share (basic and diluted) for the prior year's comparable quarter and a net income of $612,000 or $0.15 per (basic and diluted) share for the nine months ended April 30, 2003 as compared to net loss of $1,129,000 or $0.33 per (basic and diluted) share for the nine months ended April 30, 2002.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest-free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or sale of the equipment. At April 30, 2003, the Company was indebted under manufacturer-provided floor planning arrangements in the aggregate amount of $11,945,000.

The amended GE credit facility matured December 28, 2001 and was a floating rate facility based on prime with rates between 0.75% under prime to 2.25% over prime (4.25% as of April 30, 2003) depending on the amount of total debt leverage of the Company. On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2002. GE is entitled to demand repayment of the entire outstanding balance at any time. As of April 30, 2003, the Company was in technical default of the financial covenants in the GE credit facility. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.

Borrowings under the GE credit facility are secured by the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The Company uses this borrowing facility to provide operating capital for the Company. As of April 30, 2003, approximately $36,100,000 was outstanding under the GE credit facility.

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

During the nine months ended April 30, 2003, cash and cash equivalents remained the same. The Company had positive cash flow from operating activities in the first nine months reflecting the net income for the period and adding back depreciation.

The Company's cash and cash equivalents as of April 30, 2003 were $5,000. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Although the Company and GE are in negotiations to extend or renew the credit facility beyond its expiration of December 28, 2001, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired GE credit facility or that GE will continue to make borrowing available to the Company.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case Corporation, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 41% of the Company's net sales for the three months ended April 30, 2003 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 41% for the nine months of the current fiscal year and 51% for the fiscal year ended July 31, 2002. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the nine months ended April 30, 2003. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At April 30, 2003, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $48.1 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next 12 months resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

PART II. OTHER INFORMATION


   ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           As of April 30, 2003, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.


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

            B. REPORTS ON FORM 8-K.

               The Company filed a current report on Form 8-K on May 8, 2003 and an amended Form 8-K on May 9, 2003 regarding the Company Changing its external auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

June 16, 2003

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

Date: June 16, 2003


/s/ C. Dean McLain
-----------------------
C. Dean McLain
President and Chief Executive Officer



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

Date: June 16, 2003


/s/ Mark J. Wright
---------------------------
Mark J. Wright
Chief Financial Officer