Form 10-Q/A
period 2003-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2003-07-03
CIK 939729

================================================================================

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



                                                  As of June 25, 2003
                                                  -------------------
          Title of Class                            Number of shares
           Common Stock                               Outstanding
   (par value $.001 per share)                         10,130,000


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

            Notes to Condensed Consolidated Financial Statements............6-11

            Item 2. Management's Discussion and Analysis of
                     Financial Condition and Operating Results.............12-15

            Item 3. Quantitative & Qualitative Disclosures about
                     Market Risk.............................................15

            Item 4. Evaluation of Disclosure Controls and Procedures.........15


PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings.......................................None

            Item 2. Changes in Securities...................................None

            Item 3. Defaults Upon Senior Securities..........................17

            Item 4. Submission of Matters to a Vote of Security Holders.....None

            Item 5. Other Information........................................17

            Item 6. Exhibits and Reports on Form 8-K.........................17

SIGNATURES...................................................................18

CERTIFICATIONS.............................................................18-20

EXHIBITS...................................................................21-22

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


In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations to be accouint4ed for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from business Combinations after June 30, 2001, cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date the Company adopts the statement. Thereafter, the goodwill and intangible assets with indefinite lives should be tested for impairment annually or as needed.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

The Company has adopted the above pronouncements and there was no material effect on the Company's consolidated financial statements of such adoption.


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
                           =======        =======        =======        =======

9. CONTINGENCY


   On January 29, 2003, the Company entered into an agreement to sell substantially all of its business assets in California and Nevada to CDKnet.com, Inc. (OTCBB:CDKX). Subsequent to this agreement, on May 6, 2003 the parties entered into a new agreement (with the January 29, 2003 agreement being thereby terminated) pursuant to which the Company agreed to sell all of the outstanding shares of its wholly owned subsidiary Western Power & Equipment Corp., an Oregon corporation (Western Sub), to CDKnet.com, Inc. in exchange for approximately 9,400,000 shares of CDK common stock. Western Sub is engaged in the business of selling, renting, and servicing light, medium, and heavy construction equipment and industrial equipment, parts, and related products manufactured by Case Corporation and several other manufacturers. The transaction is intended to be a tax-free exchange of shares. The completion of the transaction remains subject to several conditions including executed written consents to approve the transaction, the receipt of other required third party approvals including Case Corporation and GE Commercial Distribution Finance, delivery of audited financial statements of the business to be acquired, additional due diligence, and compliance with applicable regulatory requirements. There can be no assurance that the transaction will be consummated. The Company received shareholder approval on May 19, 2003, whereby stockholders owning 6,761,424 shares of the Company's common stock, which constitutes 66.7% of the Company's common stock entitled to vote thereon, approved the proposed transaction.



10. INCOME TAXES.

   The Company has net operating loss carry forwards of approximately $29 million, and as a result, the provision for income taxes for 2003 and 2002 consist of various state and local minimum taxes. As of April 30, 2003, the Company has a deferred tax asset of approximately $11 million, for which a full valuation allowance has been provided.

11. SUBSEQUENT EVENT

   On May 15, 2003, C. Dean McLain, the Company's Chief Executive Officer and the Rubin Family Irrevocable Stock Trust, agreed to convert the principal amount of a loan made to the Company in the amount of $147,000 into an aggregate of 5,538,838 (at $.02 per share) shares of the Company's common stock. In connection therewith Mr. McLain, through a trust in which Mr. McLain is the trustee, received 2,769,419 shares of the Company's common stock and the Rubin Family Irrevocable Stock Trust received 2,769,419 shares of the Company's common stock. The Company expects to record a compensation charge during the fourth quarter of approximately $700,000 in connection with the issuance of such shares. This transaction was approved by the Company's board of directors.

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


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           None.


   ITEM 5. OTHER INFORMATION
           -----------------


           CHANGE IN CONTROL OF THE COMPANY. On May 15, 2003, C. Dean McLain, the Company's Chief Executive Officer and the Rubin Family Irrevocable Stock Trust, agreed to convert the principal amount of a loan made to the Company in the amount of $147,000 into an aggregate of 5,538,838 (at $.02 per share) shares of the Company's common stock. In connection therewith Mr. McLain, through a trust in which Mr. McLain is the trustee, received 2,769,419 shares of the Company's common stock and the Rubin Family Irrevocable Stock Trust received 2,769,419 shares of the Company's common stock. The Company expects to record a compensation charge during the fourth quarter of approximately $700,000 in connection with the issuance of such shares. This transaction was approved by the Company's board of directors.

           This transaction resulted in a change in control of the Company, whereby Mr. McLain and the Rubin Family Irrevocable Stock Trust own 27.3% and 27.3%, respectively, of the Company's outstanding voting securities.





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


July 2, 2003


                    By: /s/Mark J. Wright
                        -------------------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer


I, C. Dean McLain, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Western Power & Equipment Corp.;


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


Date: July 2, 2003



/s/ C. Dean McLain
-----------------------
C. Dean McLain
President and Chief Executive Officer



I, Mark J. Wright, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Western Power & Equipment Corp.;


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


Date: July 2, 2003



/s/ Mark J. Wright
---------------------------
Mark J. Wright
Chief Financial Officer