Form 10-K/A
period 2002-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2003-08-04
CIK 939729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-K/A3

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

            As of July 8, 2003: (a) 10,130,000 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 2,180,578 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $283,475.14 based on the closing sale price of $0.13 per share on July 8, 2003.

            Portions of the Registrant's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

Explanatory Note

This amendment #3 to Western Power & Equipment Corp.'s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 is being filed solely to revise and expand certain disclosure previously made pursuant to Items 7 and 8. There is no effect on cash flows, liquidity or loss from operations. Items 7 and 8 are the only items being amended, in all other respects, this amendment presents information as of the original date of the Form 10-K.

                                     PART II

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

RESULTS OF OPERATIONS

FISCAL YEAR 2002, AS COMPARED WITH FISCAL YEAR 2001

     The Company reported net revenue for fiscal 2002 of $107,988,000 compared with net revenue of $139,902,000 for fiscal 2001. Product sales declined 14%, rental revenue declined 73%, and service revenue declined 13% from the prior year results reflecting a general softening in economic conditions in the northwest (resulting in lower sales volume) along with increased competitive pressures (which negatively affected average sales prices of equipment the Company sold). The Company consolidated three of its facilities during fiscal 2002 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

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

     Gross margin was 7.2 percent during fiscal 2002 which is higher than the
7.0 percent gross margin during fiscal 2001. Although margins decreased in both equipment rentals and product support, gross margins in equipment sales for fiscal 2002 increased significantly due mainly to management placing a high priority on improving overall equipment sales margins. Management continues to place a high priority on improving overall gross margins by also working to increase higher margin service, parts, and rental revenues, focusing more sales efforts on specialty and niche product lines, and by obtaining higher prices for new and used equipment.

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

FISCAL YEAR 2001, AS COMPARED WITH FISCAL YEAR 2000

     The Company reported net revenue for fiscal 2001 of $139,902,000 compared with net revenue of $155,637,000 for fiscal 2000. Product sales declined 8%, rental revenue declined 21% and service revenue remained constant from the prior year results reflecting a general softening in economic conditions in the northwest along with increased competitive pressures. The Company consolidated three of its facilities during fiscal 2000 into larger facilities in the region in order to reduce costs and leverage existing, larger facilities in the region to cover the territories previously served by the closed facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for liquidity and capital resources are related to its inventory for sale and its rental and lease fleets. The Company's primary source of internal liquidity has been from its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells as well as the credit facility with GE Commercial Distribution Finance (fka Deutsche Financial Services) more fully described below.

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

     The Company's cash and cash equivalents was approximately $5,000 as of July 31, 2002. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Under the existing credit facility, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. To fund operations, the Company must request advances from GE under its credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations.

     Although the Company and GE are in negotiations to extend or renew the expired credit facility, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired GE credit facility or that GE will continue to make borrowing available to the Company.

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

            21.         Subsidiaries of the Company.

            23.1        Consent of PricewaterhouseCoopers LLP

            23.2        Consent of Moss Adams LLP

            99.         Certification of Executive Officers.

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

       See (a)(3) above.

(d)    Additional Financial Statement Schedules
       ----------------------------------------

       See (a)(2) above.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 Year Ended July 31,
                                                    ---------------------------------------------
                                                       2002              2001              2000
                                                    ---------         ---------         ---------
Net revenue:
     Product sales                                  $  96,723         $ 112,502         $ 122,714
     Service revenue                                    5,748             6,584             6,589
     Rental revenue                                     5,517            20,816            26,334
                                                    ---------         ---------         ---------
  Total net revenue                                   107,988           139,902           155,637

Cost of goods sold:
     Product sales                                     90,261           107,447           116,744
     Service revenue                                    4,945             6,087             6,577
     Rental revenue                                     5,019            16,548            20,778
                                                    ---------         ---------         ---------
  Total cost of goods sold                            100,225           130,082           144,099
                                                    ---------         ---------         ---------

Gross profit                                            7,763             9,820            11,538

Selling, general and administrative expenses           10,199            12,840            13,534
Impairment of goodwill and write-down of
      property, plant and equipment                     3,478               -0-               -0-
                                                    ---------         ---------         ---------

                                                       (5,914)           (3,020)           (1,996)

Other income (expense):
     Interest expense                                  (4,114)           (5,982)           (6,069)
     Other income (expense)                                57             1,465             1,646
                                                    ---------         ---------         ---------

Loss before income taxes                               (9,971)           (7,537)           (6,419)

Provision for income taxes                                 48               305               779
                                                    ---------         ---------         ---------
Net loss                                            $ (10,019)        $  (7,842)        $  (7,198)
                                                    =========         =========         =========

Basic loss per common share                         $   (2.50)        $   (2.30)        $   (2.18)
                                                    =========         =========         =========

Average Outstanding Common Shares
     for Basic EPS                                      4,003             3,403             3,306
                                                    =========         =========         =========


Diluted loss per common share                       $   (2.50)        $   (2.30)        $   (2.18)
                                                    =========         =========         =========

Average Outstanding Common Shares
     And Equivalents for Diluted  EPS                   4,003             3,403             3,306
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

3.    INVENTORIES

      Inventories are stated at market, which was lower than cost. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories. Inventories consist of the following:

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
                                        =======      =======      =======

      Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2002, are as follows:

                                                         Capital   Operating
     Year ending July 31,                                 leases     leases
                                                          ------     ------
      2003                                                $  134     $1,534
      2004                                                   126      1,356
      2005                                                   108      1,090
      2006                                                   124        900
      2007                                                   132        900
      Thereafter                                           1,100      1,021
                                                          ------     ------
      Total annual lease payments                          1,724     $6,801
                                                                     ======
      Less amount representing interest, with imputed
           interest rates ranging from 6% to 15%             770
                                                          ------
      Present value of minimum lease payments                954
      Less current portion                                    26
                                                          ------
      Long-term portion                                   $  928
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



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
October 6, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audits of the consolidated financial statements referred to in our report dated October 15, 2002 appearing on page F-17 of this Annual Report on Form 10-K/A3 also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K/A3. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

                        Report of Independent Accountants
                          Financial Statement Schedule


To the Board of Directors and Stockholders of Western Power & Equipment Corp.


Our audits of the consolidated financial statements as of July 31, 2001 and for each of the two years in the period ended July 31, 2001 referred to in our report dated October 6, 2001 appearing on page F-18 of this Annual Report on Form 10-K/A3 also included an audit of the financial statement schedule for the year ended July 31, 2001 listed in Item 14(a)(2) of this Form 10-K/A3. In our opinion, this financial statement schedule for the year ended July 31, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


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

Signature                           Title                           Date
---------                           -----                           ----


/S/ C. Dean McLain             President, Chief                August 4, 2003
-------------------------      Executive Officer,
 C. Dean McLain                and Chairman


/S/ Mark J. Wright             Vice President of Finance,      August 4, 2003
-------------------------      Chief Financial and Principal
 Mark J. Wright                Accounting Officer,
                               Treasurer and Secretary


/S/ Robert M. Rubin            Director                        August 4, 2003
-------------------------
 Robert M. Rubin


/S/ Michael Metter             Director                        August 4, 2003
-------------------------
Michael Metter


/S/ Steven Moskowitz           Director                        August 4, 2003
-------------------------
Steven Moskowitz

I, C. Dean McLain, certify that:

     1. I have reviewed this annual report on Form 10-K/A3 of Western Power & Equipment Corp.;

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


Date: August 4, 2003


/s/ C. Dean McLain
-------------------------------------
Chief Executive Officer and President

I, Mark J. Wright, certify that:

     1. I have reviewed this annual report on Form 10-K/A3 of Western Power & Equipment Corp.;

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


Date: August 4, 2003


/s/ Mark J. Wright
-------------------------------------
Chief Financial Officer and Vice President of Finance