Form 10-K
period 2003-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2003-11-12
CIK 939729

================================================================================

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


     FOR THE FISCAL YEAR ENDED JULY 31, 2003 COMMISSION FILE NUMBER 0-26230
                                                                    -------

                         WESTERN POWER & EQUIPMENT CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                           91-1688446
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


  6407-B N.E. 117TH AVE, VANCOUVER, WA                          98662
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     Indicate by check mark whether Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).     YES [_]    NO  [X]

     As of November 6, 2003: (a) 10,130,000 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,592,576 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $637,030 based on the closing sale price of $ .40 per share on November 6, 2003.

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

     The Company's strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, it had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past four years, the Company has concentrated on consolidating or closing certain of its stores to improve operating efficiency and profitability. See "Business Strategy."

HISTORY AND ACQUISITIONS

     The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 12.1 percent of the outstanding shares of the Company as of July 31, 2003.

     In September 1994 and February 1996, in two different transactions, the Company acquired from Case four retail construction equipment stores located in California and Nevada. In addition, in June 1996 and January 1997, the Company made two additional acquisitions of distributorships of predominantly non-competing lines of equipment, with locations in California, Oregon, Washington, and Alaska. From fiscal 1993 through fiscal 1997, the Company also opened nine new stores in the states served by the existing stores, ending fiscal year 1997 with 23 stores.

     In fiscal 1998, the Company acquired four additional facilities located in California and Alaska. The previous Alaska facility was discontinued as it was combined with the new Alaska facility. In fiscal 1998 the Company opened one new store in Washington. On December 11, 1997, the Company acquired substantially all of the operating assets used by Case in connection with its business of servicing and distributing Case agricultural equipment at a facility located in Yuba City, California.

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

     The Company consolidated four facilities in the first quarter of fiscal 2000 into certain larger stores in each region. One branch office in Washington was sold during the third quarter of fiscal 2000 while two temporary locations were established in Southern California. The closures were intended to increase efficiencies and reduce costs. The two branches in California were established in an effort to assist Case Corporation in a dealership transition for Southern California. The Company consolidated one branch in Washington during the first quarter of fiscal 2001 and sold the two branches in Southern California in the third quarter of fiscal 2001.

     During fiscal 2002, the Company closed/sold 3 branches resulting in 15 branches at the end of fiscal 2002. There were no store closures and no new stores opened in fiscal 2003.

BUSINESS STRATEGY

     The Company's strategy is to streamline the Company's operations and close or consolidate stores and to increase efficiency and profitability. The Company is concentrating its efforts on reducing costs and increasing sales and margins so that all of its operations can be profitable. The Company has selectively pared down its product offerings to reduce inventory carrying costs and to improve turnover in the remaining product lines that it offers.

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

Other Products.
---------------
     Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 47% and 51% of the Company's net sales for fiscal year 2003 and fiscal 2002, respectively, resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

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

Equipment Rental.
-----------------
     The Company maintains a separate fleet of Equipment that it holds solely for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store was consolidated with the Company's Auburn, Washington store in August 2000. Rentals have decreased to 5% of revenue in fiscal year 2003 from 6% of revenue in fiscal year 2002. See Sales and Marketing below.

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

SALES AND MARKETING

         The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of its total sales in the fiscal year ended July 31, 2003.

For fiscal years 2003, 2002, and 2001, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                                       FY 2003  FY 2002  FY 2001
                                       -------------------------
                  Equipment Sales         70%      68%      60%
                  Equipment Rental         5%       6%      15%
                  Product Support         25%      26%      25%
                                       -------------------------
                                         100%     100%     100%
                                       =========================

     The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2003 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     The Company employed approximately 44 equipment salespersons on July 31, 2003. All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate exclusive territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

     On July 31, 2003, the Company employed 1 product support salesperson who sells Company parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.


SUPPLIERS

     The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during fiscal 2003. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

EMPLOYEES

     At July 31, 2003, the Company employed 245 full-time employees. Of that number, 16 are in corporate administration, 21 are involved in administration at the branch locations, 62 are employed in equipment sales and rental, and 146 are employed in product support. At July 31, 2003, approximately 14 of the Company's service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2005. The Company believes that its relations with its employees are generally satisfactory.

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

ITEM 2. PROPERTIES
        ----------

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 2003.

                                                          Expiration                       Size/Square         Purchase
Location and Use                      Lessor              Date            Annual Rental    Feet                Options
-----------------                     ------              ----            -------------    ----                -------
1745 N.E. Columbia Blvd.              Carlton O.          12/31/2010      $84,0001 plus    Approx. 4 acres;       No
Portland, Oregon 97211                Fisher, CNJ                         CPI adjustments  building 17,622
                                      Enterprises                                          sq. ft.

1665 Silverton Road, N.E.             LaNoel Elston       07/10/2004      $37,2001         Approx. 1 acre;        No
Salem, Oregon 97303                   Myers Living Trust                                   building 14,860
                                                                                           sq. ft.

West 7916 Sunset Hwy.                 U.S. Bank           09/30/20034     $69,6001         Approx. 5 acres;       No
Spokane, Washington 99204                                                                  building 19,200
                                                                                           sq. ft.

12406 Mukilteo Speedway               Phil & Jana         10/31/2008      $120,9601        Approx. 2.1            No
Mukilteo, Washington 98275            Pickering                                            acres; building
                                                                                           13,600 sq. ft.

6407-B  NE 117th Ave                  McLain-Rubin        03/31/2006      $69,600          Building 8,627         No
Vancouver, Washington 98662           Realty Company,                                      sq. ft.
(Executive Offices)                   LLC 3

2702 W. Valley Hwy No.                Avalon Island LLC   11/30/2015      $204,0001        Approx. 8 acres;       No
Auburn, Washington 98001                                                                   building 33,000
                                                                                           sq. ft.

500 Prospect Lane                     Owned               N/A             N/A              Approx. 1.5            N/A
Moxee, Washington 98936                                                                    acres; building
(Subleased to 3rd Party)                                                                   4,320 sq. ft.

1455 Glendale Ave.                    McLain-Rubin        09/30/2007      $276,0002        Approx. 5 acres;       No
Sparks, Nevada 89431                  Realty Company,                                      building 22,475
                                      LLC 3                                                sq. ft.

25886 Clawiter Road                   Clawiter Asso.,     11/30/2004      $108,9001        Approx. 2.8            No
Hayward, California 94545             LLC                                                  acres; building
                                                                                           21,580 sq. ft.

3540 D Regional Parkway               Soiland             02/28/2005      $57,6001 plus    Approx. 1.25           No
Santa Rosa, California  95403                                             annual CPI       acres; building
                                                                          adjustments      5,140 sq. ft.

1751 Bell Avenue                      McLain-Rubin        09/30/2007      $228,0002        Approx. 8 acres;       No
Sacramento, California 95838          Realty Company,                                      building 35,940
                                      LLC 3                                                sq. ft.

8271 Commonwealth Avenue              M.E. Robinson &       03/31/2005    $93,960                 N/A             No
Buena Park, CA 90621-2537             Lois Robinson


2535 Ellis Street                     Hart Enterprises    04/30/2005      $33,600          Approx. 2 acres;       Yes
Redding, California 96001                                                                  building 6,200
                                                                                           sq. ft.

                                                          Expiration                       Size/Square         Purchase
Location and Use                      Lessor              Date            Annual Rental    Feet                Options
-----------------                     ------              ----            -------------    ----                -------
1041 S Pershing Ave                   Raymond             03/14/2006      $48,492          Approx. .5 acres;      Yes
Stockton, CA   95206                  Investment Corp                                      building 1,794
                                                                                           sq. ft.

723 15th Street                       Mark Flerchinger    Month to Month  $20,400          Approx. 1.2            Yes
Clarkston, Washington 99403                                                                acres; building
                                                                                           3,750 sq. ft.

2020 E. Third Avenue                  Owned               N/A             N/A              Approx. 4 acres;       N/A
Anchorage, Alaska 99501                                                                    building 15,650
                                                                                           sq. ft.

3511 International Street             Wingless            11/30/2009      $78,000          Approx. 1.5            No
Fairbanks, Alaska 99701               Properties                                           acres; building
                                                                                           8,500 sq. ft.

1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.
2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.
3    Related party lease.
4    Renewal in process.
--------------------------------------------------------------------------------


     The Company's operating facilities at July 31, 2003 were separated into eight "hub" outlets and seven "sub-stores". In addition, the Company maintains its headquarter operations in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn and Spokane, Washington; Portland, Oregon; Sparks, Nevada; Hayward, Buena Park, and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Mukilteo and Clarkston, Washington; Salem, Oregon; Santa Rosa, Stockton, and Redding, California; and Fairbanks, Alaska.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

     The Company's stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2003 and July 31, 2002 were as follows:

                                                                  High      Low
                                                                  ----      ---
     Fiscal 2003
     -----------

     1ST QUARTER - August 1, 2002 through October 31, 2002       $ 0.26   $ 0.11

     2ND QUARTER - November 1, 2002 through January 31, 2003     $ 0.24   $ 0.12

     3RD QUARTER - February 1, 2003 through April 30, 2003       $ 0.17   $ 0.10

     4TH QUARTER - May 1, 2003 through July 31, 2003             $ 0.20   $ 0.12


     Fiscal 2002
     -----------

     1ST QUARTER - August 1, 2001 through October 31, 2001       $ 0.56   $ 0.17

     2ND QUARTER - November 1, 2001 through January 31, 2002     $ 0.31   $ 0.10

     3RD QUARTER - February 1, 2002 through April 30, 2002       $ 0.35   $ 0.16

     4TH QUARTER - May 1, 2002 through July 31, 2002             $ 0.32   $ 0.22


     The number of shareholders of record of the Company's Common Stock on July 31, 2003 was 507 and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 1,000 holders.

     Dividend Policy
     ---------------

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

     Equity Compensation Plan Information
     ------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Plan category                    Number of Securities to be issued upon   Weighted -average exercise   Number of securities
                                 exercise of outstanding options,         price of outstanding         remaining available for
                                 warrants and rights                      options, warrants and        future issuance under equity
                                                                          rights                       compensation plans (excluding
                                                                                                       securities reflected in
                                                                                                       column (a))
-------------------------------- ---------------------------------------- ---------------------------- -----------------------------
Equity compensation plans
approved by security holders                    1,210,000                            $.56                         540,000
-------------------------------- ---------------------------------------- ---------------------------- -----------------------------
Equity compensation plans not
approved by security holders                       --                                 --                             --
------------------------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following selected financial data have been derived from the audited financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Fiscal Year Ended July 31,
                                                      2003           2002           2001           2000           1999
-------------------------------------------------------------------------------------------------------------------------
Net sales                                         $  102,396     $  107,988     $  139,902     $  155,637     $  163,650
Gross profit                                      $   13,526     $    7,763     $    9,820     $   11,538     $   14,594
    (% of sales)                                        13.2            7.2            7.0            7.4            8.9
Selling, general and administrative               $    9,955     $   10,199     $   12,840     $   13,534     $   12,586
    (% of sales)                                         9.7            9.4            9.2            8.7            7.7
(Loss) income before income taxes                 $      460     $   (9,971)    $   (7,537)    $   (6,419)    $   (2,916)
    (% of sales)                                          .4           (9.2)          (5.4)          (4.1)          (1.8)
Tax rate (%)                                              10            0.5                             4             12
(38)
Net (loss) income                                 $      412     $  (10,019)    $   (7,842)    $   (7,198)    $   (1,815)

Net (loss) income per common share                $      .08     $    (2.50)    $    (2.30)    $    (2.18)    $    (0.55)
Shares used in basic and diluted
    earnings per share calculations                    5,336          4,003          3,403          3,306          3,303


Working capital deficit                           $  (17,590)    $  (24,390)    $  (20,102)    $ ( 15,910)    $  (16,117)
Long-term debt (including capital leases
   and deferred lease income)                     $      880     $      928     $    3,469     $   10,796     $   11,124
Stockholders' (deficit) equity                    $   (1,811)    $   (3,136)    $    6,751     $   14,381     $   21,322
Total assets                                      $   54,466     $   60,116     $   93,092     $  122,710     $  136,594

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

GENERAL

     The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In fiscal 1999, the Company closed 3 stores. At the end of fiscal 2002 and 2003, the Company had 15 stores in operation.

     For the last four years, the Company has concentrated on consolidating or closing stores to improve operating efficiency and profitability. Store activity for the last three years is summarized as follows:

---------------------------------------------------------------------------------------------------------
 Fiscal     No. of Stores at      No. of Stores    No. of Stores     No. of Stores    No. of Stores at
  Year     Beginning of Year         Opened         Closed/Sold        Acquired          End of Year
-------- ----------------------- ---------------- ----------------- ---------------- --------------------
  2001             21                   0                3                 0                 18
-------- ----------------------- ---------------- ----------------- ---------------- --------------------
  2002             18                   0                3                 0                 15
-------- ----------------------- ---------------- ----------------- ---------------- --------------------
  2003             15                   0                0                 0                 15
---------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

FISCAL YEAR 2003, AS COMPARED WITH FISCAL YEAR 2002

     The Company reported net revenues for fiscal 2003 of $102,396,000 compared with net revenues of $107,988,000 for fiscal 2002. Stores opened longer than 12 months showed an overall revenue decrease of 5.2 percent from prior year revenue reflecting a general softening in economic conditions along with increased competitive pressures. During 2003, there were no new stores opened or additional store closures.

     For fiscal 2003, the Company reported net income of $412,000 or $ .08 per share compared with a net loss of $10,019,000 or $2.50 per share in fiscal 2002. Included in the net loss for fiscal year 2002 were significant non-cash charges of $3,796,000 for increases of inventory reserves and allowances, a $2,525,000 write-off of all goodwill, a $1,983,000 write-off of disputed vendor financing discounts (receivables), and a $953,000 write-off of fixed assets.

     Gross margin was 13.2 percent during fiscal 2003 which is higher than the
7.2 percent gross margin during fiscal 2002. The increase in 2003, is due in part to managements successful efforts in reducing inventory levels, particularly of older inventory which were sold at higher prices than their marked down values. Such benefits may not occur in fiscal 2004. Aloso contributing to higher margins in 2003, are favorable changes in sales mix, which reflect a greater number of sales/service transactions with higher margins for repairs/servicing, parts and rental equipment, and the partial recovery of a weakening economy. Inventory reserves and allowances are lower in 2003 ($4.5 million) than 2002 ($7.8 million) due to the sell off of such older equipment as described above. The Company continues to focus its sales efforts on specialty and niche lines.

     Selling, general, and administrative expenses were $ 9,955,000 or 9.7 percent of revenues for fiscal 2003 compared to $10,199,000 or 9.4 percent of sales for fiscal 2002. The decrease in selling, general, and administrative expenses resulted in part from the concentrated effort by management to reduce expenses primarily in the area of payroll and payroll related costs.

     Interest expense for fiscal 2003 was $3,363,000, down from $4,114,000 in fiscal 2002 due to a combination of a decrease in interest rates and lower inventory levels. The Company has a inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. As of June 21, 2002, the Company entered into a Forbearance Agreement with GE, under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. As of July 31, 2003 the Company was not in compliance with these covenants. The Company requested but did not receive a waiver of such non-compliance. The line of credit with GE which expired on December 31, 2001 has not been renewed and the Company is operating under the agreement on a month to month basis. Although GE has not called the debt due to non-compliance, there is no guarantee that GE will not require the Company to repay the debt at any time in full. See LIQUIDITY AND CAPITAL RESOURCES below for a description of the status of the GE facility. Management has used this facility to allow the Company to take greater discounts and to lower overall interest expense and to provide operating capital liquidity.

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

     Interest expense for fiscal 2002 was $4,114,000, down from $5,982,000 in fiscal 2001 due to a combination of a decrease in interest rates and lower inventory levels. The Company has a $50 million inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The agreement was amended in the first quarter of fiscal 2001 with terms maturing December 31, 2001 and with a floating rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Management has used this facility to allow the Company to take advantage of more purchase discounts and to lower overall interest expense and to provide operating capital liquidity. See LIQUIDITY AND CAPITAL RESOURCES below for a description of the status of the GE facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for liquidity and capital resources are related to its acquisition of inventory for sale and its rental fleet. The Company's primary source of internal liquidity has been from its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells as well as the credit facility with GE more fully described below.

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At July 31, 2003, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $10,959,000.

     The Company has an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement has not been renewed and the Company is operating under the agreement on a month to month basis. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company uses this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of July 31, 2003, approximately $34,566,000 was outstanding under the GE credit facility.

     On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At July 31, 2003, the Company was in technical default of the GE Loan Agreement. The Company has requested, but has not obtained a waiver. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time in full.

     During the year ended July 31, 2003, cash and cash equivalents increased by $ 3,155. The Company had positive cash flow from operating activities during the year of $ 4,285,000. The Company's cash flow from operating activities consisted primarily of a a reduction of accounts receivable of $524,000, depreciation of $6,023,000, offset by an increase in inventories of $3,335,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets. The Company paid down its short-term financing by $6,764,000 during the year.

     The Company's cash and cash equivalents was approximately $8,155 as of July 31, 2003. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Under the existing credit facility, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. To fund operations, the Company must request advances from GE under its credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations.

Although the Company and GE are in negotiations to extend or renew the credit facility, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired GE credit facility or that GE will continue to make borrowing available to the Company. The Company continues to investigate alternative sources of financing and/or capital infusion in an effort to meet its operational needs.

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

     Currently, Case Corporation provides approximately 53% of our products. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

RECENT ACCOUNTING STANDARDS

The following pronouncements have been issued by the FASB.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or, (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities or entitled to receive a majority of the entity's residual returns or both. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, FASB issued SFAS No. 149, `Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of financial instruments that are within its scope to be a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 14 of the Annual Report on Form 10-K. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies.

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

The estimates for impairments of goodwill are derived in accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and other Intangibles." The Company continually reviews goodwill and other intangibles to evaluate whether events or changes have occurred that would suggest an impairment.

Also in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" estimates related to the impairment in the value of the long-lived assets are reviewed at each balance sheet date. The amount of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Some amount of judgement is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit worthiness of our clients. Probability of collection is based upon the assessment of the client's financial condition through review of its current financial statements and/or credit reports. The estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2003, the Company had variable rate floor plan payables, notes payable, and long-term debt of approximately $45.6 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.46 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for
       the years ended July 31, 2003, 2002, and 2001            F-1
     Consolidated Balance Sheets as of July 31, 2003 and 2002   F-2
     Consolidated Statements of Stockholders' Equity/(Deficit)
       for the years ended July 31, 2003, 2002, and 2001        F-3
     Consolidated Statements of Cash Flows for
       the years ended July 31, 2003, 2002, and 2001            F-4
     Notes to Consolidated Financial Statements                 F-5
     Report of Independent Auditors'                            F-16, F-17, F-18

Financial Statement Schedule:

     Report of Independent Auditors' - Financial
       Statement Schedule                                       F-19, F-20, F-21
     Schedule II - Valuation and Qualifying Accounts            F-22



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Western Power & Equipment Corp. engaged Marcum & Kliegman LLP as its new independent accountants as of May 1, 2003. During the two fiscal years and the subsequent interim period prior to the engagement of Marcum & Kliegman LLP on May 1, 2003, Western Power & Equipment Corp. did not consult with Marcum & Kliegman LLP regarding the application of accounting principles to any specific transaction, whether completed or proposed; on the type of audit opinion that might be rendered on Western Power & Equipment Corp.'s financial statements; or on any matter that was either the subject of a disagreement or a reportable event.


ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As required bt SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

          There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

         Directors

The following table sets forth the name and age of each of the Company's directors, as well as the length of time which each director has served.

         Name                     Age         Director Since
         ------------------      -----        --------------
         Robert M. Rubin          62               1992
         C. Dean McLain           49               1993
         Michael Metter           52               2003
         Steven Moskowitz         39               2003

ROBERT M. RUBIN. Mr. Rubin has been the Chief Executive Officer of American United Global, Inc. ("AUGI"), an approximately 12% stockholder of the Company, since October 1990, and also served as Chairman of AUGI from October 1990 to present. Mr. Rubin served as the Chairman of the Board of Directors of the Company from November 20, 1992 to August 1, 1998. Mr. Rubin is also a director of Medimerge, Inc. Mr. Rubin was Chairman of the Board of ERD Waste Technology, Inc., a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial, and commercial non-hazardous waste and hazardous waste. ERD Waste Technology filed for Chapter 11 bankruptcy reorganization in the year 2000. Mr. Rubin also served for approximately five years as an Officer and Director of Style Site Inc., which filed for bankruptcy in January 2001.

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

MICHAEL METTER. Mr. Metter has served as director since February 11, 2003. Since April 2001, Mr. Metter has been the President of RME International, Ltd. (RME). Mr. Metter also currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters. From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc., and was a principal at Madison Capital from September 1997 to October 1998. Prior thereto, Mr. Metter was President of First Cambridge Securities from October 1994 to August 1997. Effective with a merger of a division of R.M. Enterprises International, Ltd into Azurel, Ltd., in October 2002, Mr. Metter became President and COO of Azurel. He resigned as President in February 2003 and subsequently resigned the position of COO which he held from February 2003 until June 28, 2003. Mr. Metter is also President and CEO of BusinessTalkRadio.net (a private company). BTR is a syndicated radio network based in Greenwich, Connecticut. He has held this position since June 2002. He is also chairman of Tiburon Capital Group, a privately held holding corporation.

STEVEN MOSKOWITZ. Mr. Moskowitz has served as director since February 11, 2003. Since 1997, Mr. Moskowitz has been the Vice-President of Business Development for H.W. Carter and Sons. Prior thereto, Mr. Moskowitz was Division President of Evolutions. Mr. Moskowitz is currently a director and secretary for Spongetech. He previously served as the CEO and a director of Azurel, Ltd from October 2002 through September 2003. Mr. Moskowitz also is currently an independent director for R.M. Enterprises International, Ltd. He is also Executive Vice President of Tiburon Capital Group, a privately held holding corporation.

     Audit Committee Financial Expert
     --------------------------------

The Company's board of directors has determined that at least one audit committee financial expert is serving on its audit committee. Mr. Metter, is a financial expert and is independent as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

                                      III-1

     Code of Ethics
     --------------

The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer and other key financial personnel. The code of ethics can be viewed at the Company's website, www.westernpower.com. The Company intends to satisfy the disclosure requirements under item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by putting such information on its Internet website.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The Compensation Committee of the Board of Directors (the "Committee") is currently composed of two non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 2003, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

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

                                      III-2

     Summary Compensation Table

     The following table sets forth the amount of all compensation paid during each of the last three fiscal years to the Chief Executive Officer and to each of the Company's other executive officers for services in all capacities to the Company.

                                              Long-Term
                                         Annual Compensation
                                         -------------------                            Compensation
                                                                                           Awards
                                                                                        ------------
                                                                       Other Annual       Number of          All Other
Name and Principal Position         Year        Salary       Bonus     Compensation        Options          Compensation
---------------------------         ----        ------       -----     ------------        -------          ------------
Robert M. Rubin                     2003          --           --           --                --               $615,413
Consultant; former                  2002          --           --           --                --               $332,000
Chairman(1)                         2001          --           --           --             500,000             $200,000


C. Dean McLain                      2003       $399,633    $ 15,000         --                --               $415,413
President, CEO,                     2002       $393,300    $135,000      $  967               --               $ 31,199
Chairman of the Board(2)            2001       $387,474        --        $1,369            500,000             $ 31,199

Mark J. Wright                      2003       $208,255    $ 75,000         --                --                   --
Vice President of Finance           2002       $176,481    $ 75,000      $9,000               --               $  7,718
and CFO                             2001       $173,265        --        $9,000            100,000             $  7,718


(1) The Company entered into a seven (7) year consulting agreement with Mr. Rubin effective August 1, 2000 which pays Mr. Rubin a base salary of $200,000 plus all authorized business expenses in the first year, followed by a 3% raise in each successive year of the contract. See "Employment, Consulting and Incentive Compensation Agreements," below. In addition, pursuant to shareholder approval at the 2002 Annual Meeting of the Stockholders, 600,000 shares of the Company's common stock were issued to the Rubin Family Irrevocable Stock Trust in lieu of compensation to Mr. Rubin. The fair market value of the shares at the date of issuance was $0.22 per share, resulting in a compensation charge to the Company in the amount of $132,000. On May 1, 2003 Mr. Rubin agreed to convert the principal amount of a loan made to the Company in the amount of $73,500 into shares of the Company's common stock. In connection therewith The Rubin Family Irrevocable Stock Trust received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company in the amount of $415,413.

(2) Mr. McLain joined the Company in March 1993, when he became its Chief Executive Officer. On July 31, 1995, Mr. McLain was permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commenced at $250,000 for fiscal 1996, and increased to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. Effective as of August 1, 2000 Mr. McLain's employment agreement with the Company was terminated and he entered into a new employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive Bonuses under certain circumstances. See "Employment, Consulting and Incentive Compensation Agreements" below. Mr. McLain became Chairman effective August 1, 1998. On May 1, 2003 Mr. McLain agreed to convert the principal amount of a loan made to the Company in the amount of $73,500 into shares of the Company's common stock. In connection therewith Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company in the amount of $415,413.

                                      III-3

     Option Grants in Last Fiscal Year

     The following table provides information regarding individual grants of stock options to each executive officer in fiscal 2003.

                                                                             Potential Realizable Value
                             Individual Grants                               at Assumed Annual
                             % of Total Options                              Rates of Stock Price
                  Options    Granted to Employees    Exercise   Expiration   Appreciation for term
   Name           Granted    in Fiscal Year           Price        Date           5%       10%
---------         -------    --------------------    --------   ----------      ------   -------
C. Dean McLain       --              N/A               N/A          N/A           N/A      N/A

Robert M. Rubin      --              N/A               N/A          N/A           N/A      N/A

Mark J. Wright       --              N/A               N/A          N/A           N/A      N/A


     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information concerning the exercise of stock options during the fiscal 2003 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                                                      Value of
                                          Number of Unexercised       Unexercised In-
                    Shares                Options at                  the-money options
                  Acquired on   Value     Fiscal Year-End             at Fiscal Year-End
    Name           Exercise    Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
-------------      --------    --------   -------------------------   -------------------------
C. Dean McLain        --          --              500,000                     N/A

Robert M. Rubin       --          --              500,000                     N/A

Mark J. Wright        --          --              100,000                     N/A

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

     Effective as of August 1, 2000 Mr. McLain entered into an employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. Mr. McLain received a $30,000 bonus during the Company's 2003 fiscal year. In addition, Mr. McLain receives the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.

                                      III-4

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Mr. Moskowitz and Mr. Metter. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members. Mr. McLain, the Chairman of the Board of Directors since August 1998, as well as its President and CEO, and Mr. Rubin, the Chairman of the Board of Directors before Mr. McLain, and currently a director and consultant for the Company, participated in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants to the Company, except that they were each excluded from discussions regarding their own salary.

Directors' Compensation

     Each director, not otherwise a full time employee of the Company, is eligible to receive $1,500 per quarter, together with reimbursement of their reasonable expenses incurred on the Company's behalf.


ITEM 12. SECUTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. The Company's outstanding voting securities at the close of business on October 25, 2003, consisted of 10,130,000 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The Common Stock does not have cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Western Power & Equipment Corp., 6407-B North East 117th Avenue, Vancouver, WA 98662.

                                                                  Shares            Percentage
Name and Address                                    Beneficially Owned(1)   Beneficially Owned
----------------                                    ---------------------   ------------------
C. Dean McLain (2)(6)(7)                                       3,857,419                 32.6%

Robert M. Rubin(3)(4)(6)                                         500,000                  4.9%

The Rubin Family Irrevocable Stock Trust (4)                   3,369,419                 33.3%

Mark J. Wright (5)                                               100,000                     *

Steven Moskowitz                                                    --                    --

Michel Metter (9)                                                   --                    --

American United Global, Inc.
11108 NE 106th Place
Kirkland, WA 98033                                             1,222,586                 12.1%

JSC, LLC (7)
38207 NE Gerber Rd.
Yacolt, WA  98675                                                588,000                  5.8%

All officers and directors as a group (5 persons)(8)           4,457,419                 38.5%

* less than one percent

                                      III-5

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Includes Mr. McLain's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 362,000 shares of AUGI common stock. Mr. McLain's beneficial ownership of AUGI common stock represents 18.1 percent of AUGI voting stock as of October 27, 2003.

(3) Includes Mr. Rubin's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes the shares of the Company's common stock held by the Rubin Family Irrevocable Stock Trust (the "Trust"). Excludes Mr. Rubin's indirect ownership in the Company through his beneficial ownership of 80 shares and options to purchase 33,600 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI common stock represents
1.7 percent of AUGI voting stock as of October 27, 2003.

(4) Mr. Rubin, a grantor of the Trust, does not have sole or shared voting or dispositive power over the shares of the Company's common stock held by the Trust, and disclaims any beneficial ownership of the shares of the Company's common stock held by the Trust.

(5) Includes options to purchase 100,000 shares of the Company's common stock.

(6) On May 1, 2003, Mr. McLain and the Rubin Family Irrevocable Stock Trust agreed to convert the principal amount of a loan made to the Company in the amount of $147,000 into an aggregate of 5,538,838 shares of the Company's common stock, as a result of which Mr. McLain and the Rubin Family Irrevocable Stock Trust each received 2,769,419 shares of the Company's common stock.

(7) Includes 588,000 shares beneficially owned by JSC. Through JSC LLC Mr. McLain has sole or shared voting or dispositive power over the shares of the Company's common stock beneficially owned by JSC LLC.

(8) Includes the shares of the Company's common stock held by American United Global, Inc. ("AUGI"), a company of which Mr Rubin is the chief executive officer and chairman of the board of directors and of which Mr. Mc Lain is a director.

(9) Excludes Mr. Metter's indirect ownership in the Company through his ownership of exercisable options to acquire 150,000 shares of AUGI, the Company's principal stockholder. Mr. Metter's beneficial ownership of AUGI voting stock represents 7.5 percent of AUGI voting stock as of October 27, 2003.

Security Ownership of Management

     The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of the Common Stock as of October 27, 2003 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

Shares Held By Directors and Named Executive Officers

     Set forth in the table below is information concerning the ownership, as of the close of business on October 27, 2003, of the Common Stock by the Company's directors and Named Executive Officers and all directors and present executive officers as a group.

                                      III-6

================================================================================
Name and Address                         Amount and Nature of        Percent(1)
                                         Beneficial Ownership(1)
---------------------------------------- ------------------------- -------------
C. Dean McLain (2)                             3,857,419               32.6%

Mark J. Wright (3)                               100,000                1.0%

Robert M. Rubin (4)                              500,000                4.9%
---------------------------------------- ------------------------- -------------
All directors and executive officers
as a group (3 persons)                         4,457,419               38.5%
================================================================================

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

     (2) Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 362,000 shares of AUGI common stock. Includes Mr. McLain's direct beneficial ownership exercisable options to acquire 500,000 shares of the Company's common stockand 588,000 shares of the Company's common stock held by the JSC LLC. Mr. McLain's beneficial ownership of AUGI common stock represents
          2.4 percent of AUGI voting stock as at October 27, 2003.

     (3) Includes exercisable stock options to purchase 100,000 shares of common stock of the Company issued to Mr. Wright for services rendered to the Company.

     (4) Includes Mr. Rubin's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes the shares of the Company's common stock held by the Rubin Family Irrevocable Stock Trust (the "Trust"). Excludes Mr. Rubin's indirect ownership in the Company through his beneficial ownership of 80 shares and options to purchase 33,600 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI common stock represents 1.7 percent of AUGI voting stock as of October 27, 2003.

Shares Held by Certain Other Stockholders

The following table sets forth, as of the close of business on October 27, 2003, certain information with respect to each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, other than the directors set forth in the Directors and Named Executive Officers Ownership Table above.

================================================================================
                                           Amount and Nature of
Name and Address                           Beneficial Ownership(1)   Percent(1)
------------------------------------------ ----------------------- -------------
American United Global, Inc. ("AUGI")
2489 152nd Avenue NE
Richmond, WA, 98052 (2)                          1,222,586             12.1%
================================================================================

     (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed

                                      III-7
          to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

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

     In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold by the Company to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276,000. The new lease qualifies for treatment as an operating lease and the remainder of the deferred gain which was previously being amortized over the life of the cancelled lease was all recognized in the first quarter of fiscal year 2001.

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

     On July 30, 2002, pursuant to shareholder approval at the 2002 Annual Meeting of the Stockholders, 600,000 shares of the Company's common stock were issued to the Rubin Family Irrevocable Stock Trust in lieu of compensation to Mr. Rubin. The fair market value of the shares at the date of issuance was $0.22 per share, resulting in a compensation charge to the Company in the amount of $132,000.

     On March 24 2003, Mr. McLain agreed to convert the accrued and unpaid interest on a loan made to the Company in the amount of $147,000 into shares of the Company's common stock. In connection therewith Mr. McLain received 588,000 shares of the Company's common stock with a value of $ 82,000.

                                      III-8

     On May 1, 2003, Mr. McLain and The Rubin Family Irrevocable Stock Trust agreed to convert the principal amount of a loan made to the Company in the amount of $147,000 into an aggregate of 5,538,838 shares of the Company's common stock. In connection therewith The Rubin Family Irrevocable Stock Trust received 2,769,419 shares of the Company's common stock and Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company of $831,000.































                                      III-9

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   FINANCIAL STATEMENTS.

           A list of financial statements filed as part of this report is identified in Part II, item 8.

           Report of Independent Auditors' - Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

      2.   EXHIBITS.

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

           10.17 Western Power & Eqyuipment Corp.'s Code of Ethics adopted on November 6, 2003.

           21.        Subsidiaries of the Company.

           23.        Consent of Independent Accountants.

           31.1       Rule 13a-14(a)/15d-14(a) Certifications

           31.2       Rule 13a-14(a)/15d-14(a) Certifications

           32.1 Certification by the Chief Executive Officer Relating to Periodic Report Containing Financial Statements. *

           32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. *

                      * The Exhibit attached to this Form 10-K shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

(b)  REPORTS ON FORM 8-K.

     During the quarter ended July 31, 2003, the Company filed a report on Form 8-K on May 8, 2003 pursuant to Item 4 and Item 7. and on May 9, 2003 pursuant to Item 4 and Item 7. Subsequent to the quarter ended July 31, 2003, the Company filed a report on Form 8-K on August 7, 2003 pursuant to
     Item 5 and Item 7.

(c)  EXHIBITS

     See (a)(3) above.


(d)  ADDITIONAL FINANCIAL STATEMENT SCHEDULES

     See (a)(2) above.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               YEAR ENDED JULY 31,
                                                ----------------------------------------------
                                                    2003             2002             2001
                                                ------------     ------------     ------------
Net revenues
    Product sales                               $     92,461     $     96,723     $    112,502
    Service revenue                                    4,978            5,517            6,584
    Rental revenue                                     4,957            5,748           20,816
                                                ------------     ------------     ------------
  Total net revenues                                 102,396          107,988          139,902

Cost of goods sold
    Product sales                                     80,256           90,261          107,447
    Service revenue                                    4,289            4,945            6,087
    Rental revenue                                     4,325            5,019           16,548
                                                ------------     ------------     ------------
  Total cost of goods sold                            88,870          100,225          130,082
                                                ------------     ------------     ------------



Gross profit                                          13,526            7,763            9,820

Selling, general and administrative expenses           9,955           10,199           12,840
Impairment of goodwill and write-down of
  property, plant and equipment                           --            3,478               --
                                                ------------     ------------     ------------

Income (loss) from operations                          3,571           (5,914)          (3,020)

Other income (expense):
    Interest expense                                  (3,363)          (4,114)          (5,982)
    Other income                                         252               57            1,465
                                                ------------     ------------     ------------
  Total other income (expense)                        (3,111)          (4,057)          (4,517)
                                                ------------     ------------     ------------

Income (loss) before income taxes                        460           (9,971)          (7,537)

Provision for income taxes                                48               48              305
                                                ------------     ------------     ------------
Net income (loss)                               $        412     $    (10,019)    $     (7,842)
                                                ============     ============     ============

Income (loss) per common share -
  basic and dilutive                            $        .08     $      (2.50)    $      (2.30)
                                                ============     ============     ============

Weighted Average Outstanding Common Shares
  for Basic and Dilutive EPS                           5,336            4,003            3,403
                                                ============     ============     ============


          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         JULY 31,         JULY 31,
                                                           2003             2002
                                                       ------------     ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                          $          8     $          5
    Restricted cash                                             400              540
    Accounts receivable, less allowance for
      doubtful accounts of $555 and $646                      9,779           10,304
    Inventories                                              27,494           26,915
    Prepaid expenses                                            126               48
    Note receivable current                                      --              122
                                                       ------------     ------------
        Total current assets                                 37,807           37,934
                                                       ------------     ------------

Fixed assets (net):
    Property, plant and equipment                             2,843            3,434
    Rental equipment fleet                                   13,663           18,696
                                                       ------------     ------------
        Total fixed assets                                   16,506           22,130
                                                       ------------     ------------

Intangibles and other assets, net of accumulated
  amortization of $2,650 and $2,650                             153               52
                                                       ------------     ------------
Total assets                                           $     54,466     $     60,116
                                                       ============     ============

LIABILITIES & STOCKHOLDERS' DEFICIENCY
--------------------------------------
Current liabilities:
    Borrowings under floor plan financing              $     10,959     $     10,974
    Short-term borrowings - GE line of credit                34,566           41,322
    Convertible debt                                             63              218
    Accounts payable                                          8,214            8,140
    Accrued payroll and vacation                                572              659
    Other accrued liabilities                                   984              985
    Capital lease obligations                                    39               26
                                                       ------------     ------------
        Total current liabilities                            55,397           62,324
                                                       ------------     ------------

Capital lease obligations                                       880              928
                                                       ------------     ------------
        Total liabilities                                    56,277           63,252
                                                       ------------     ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock-10,000,000 shares authorized;
       none outstanding                                          --               --
    Common stock, $.001 par value - 20,000,000
       shares authorized and 10,130,000 shares and
       4,003,162 shares outstanding, as of July 31,
       2003 and 2002 respectively                                10                5
    Additional paid-in capital                               16,933           16,025
    Accumulated deficit                                     (17,910)         (18,322)
    Less common stock in treasury, at cost
      (130,300 shares)                                         (844)            (844)
                                                       ------------     ------------
        Total stockholders' (deficiency) equity              (1,811)          (3,136)
                                                       ------------     ------------
Total liabilities and stockholders' deficiency         $     54,466     $     60,116
                                                       ============     ============

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)




                              COMMON STOCK
                       ------------------------     ADDITIONAL                                         TOTAL
                           NUMBER                    PAID-IN       ACCUMULATED      TREASURY      STOCKHOLDERS'
                         OF SHARES      AMOUNT       CAPITAL         DEFICIT          STOCK     EQUITY (DEFICIENCY)
                       ------------    --------    ------------    ------------    ------------    ------------
Balance at
July 31, 2000             3,353,162           4          16,005            (461)         (1,168)         14,380

Issuance of
Treasury Stock               50,000          --            (111)             --             324             213

Net loss                         --          --              --          (7,842)             --          (7,842)
                       ----------------------------------------------------------------------------------------

Balance at
July 31, 2001             3,403,162           4          15,894          (8,303)           (844)          6,751

Issuance of Stock           600,000           1             131              --              --             132

Net loss                         --          --              --         (10,019)             --         (10,019)
                       ----------------------------------------------------------------------------------------

Balance at
July 31, 2002             4,003,162    $      5    $     16,025    $    (18,322)   $       (844)   $     (3,136)

Issuance of Stock-
compensation              5,538,838           4             827              --              --             831

Issuance of Stock-
in lieu of interest         588,000           1              81              --              --              82

Net lncome                       --          --              --             412              --             412
                       ----------------------------------------------------------------------------------------
Balance at
July 31, 2003            10,130,000    $     10    $     16,933    $    (17,910)   $       (844)   $     (1,811)
                       ============    ========    ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                      YEAR ENDED JULY 31,
                                                        ----------------------------------------------
                                                            2003             2002             2001
                                                        ------------     ------------     ------------
Cash flows from operating activities:
    Net Income (loss)                                            412     $    (10,019)    $     (7,842)
    Adjustments to reconcile net loss to Net
      cash provided by operating activities:
           Depreciation                                        6,021            7,950            9,835
           Amortization                                           --              125              125
           Bad debts                                             170               83              544
           Impairment of goodwill and write-down
             of property, plant and equipment                     --            3,478               --
    Write-off of disputed financing receivables                   --            1,983               --
    Gain on sale of fixed assets                                (421)            (606)          (2,016)
    Non-cash stock compensation expense                          831              132               --
    Non-cash stock interest expense                               82               --               --
    Changes in assets and liabilities
           Accounts receivable                                   355            1,925            2,508
           Restricted cash                                       140             (298)             301
           Inventories                                        (3,335)          14,716            8,545
           Prepaid expenses                                      (78)             249              (88)
           Notes receivable current                              122             (122)              --
           Accounts payable                                       74           (3,692)             560
           Accrued payroll and vacation                          (87)          (1,095)           1,003
           Other accrued liabilities                              (1)            (723)             393
           Income taxes receivable/payable                        --               (7)             400
           Deferred lease income                                  --               --           (1,007)
                                                        ------------     ------------     ------------
           Net cash provided by operating activities           4,285           14,079           13,261
                                                        ------------     ------------     ------------

Cash flow from investing activities:
    Purchase of fixed assets                                    (167)            (308)            (964)
    Purchase of rental equipment                              (2,119)          (5,129)          (6,500)
    Proceeds on sale of rental equipment                       4,910            5,548            8,512
    Proceeds on sale of fixed assets                             156              309              283
    (Purchase) sale of other assets                             (101)              18               12
                                                        ------------     ------------     ------------
           Net cash provided by investing activities           2,679              438            1,343
                                                        ------------     ------------     ------------

Cash flows from financing activities:
    Principal payments on capital leases                         (35)              16               (2)
    Inventory floor plan financing                               (15)          (3,251)            (531)
    Repayments of short-term financing -
      GE line of credit                                       (6,756)         (12,075)         (14,287)
    Convertible debt issuance                                     --              100              182
    Payments on convertible debt                                (155)             (64)              --
    Long-term debt repayments                                     --               (8)             (20)
                                                        ------------     ------------     ------------
           Net cash used in financing activities              (6,961)         (15,282)         (14,658)
                                                        ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                   3             (765)             (54)
Cash and cash equivalents at beginning of year                     5              770              824
                                                        ------------     ------------     ------------
Cash and cash equivalents at end of year                $          8     $          5     $        770
                                                        ============     ============     ============


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 5 below, the Company has significant borrowings that require, among other things, compliance with certain financial ratios on a quarterly basis for which the Company is currently not in compliance. As of July 31, 2003 the Company requested but did not receive a waiver of such non-compliance. The line of credit with GE which expired on December 31, 2001 has not been renewed and the Company is operating under the agreement on a month to month basis. Although GE has not called the debt due to non-compliance, there is no guarantee that GE will not require the Company to repay the debt at any time in full.

     The Company is in discussions with GE regarding renewal or extension of the current credit facility. There can be no assurance that this agreement will be renewed. In addition, the Company is exploring alternative financing arrangements with other potential lenders. The Company's continuation as a going concern is dependent, in part, upon its ability to successfully establish the necessary financing arrangements to fund the business.

     The Company is focusing its efforts on streamlining its operations. The Company in recent years has selectively reduced the number of stores it operates and its product offerings to reduce overall expenses and to improve product turnover.

     CASH EQUIVALENTS

     For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which balances may, at times, exceed the federally insured limits.

     RESTRICTED CASH

     In accordance with the borrowing agreement with GE, the Company has a cash account restricted by GE for the purpose of paying down the line of credit and accordingly has been recorded as a current asset. Restricted cash totaled $400 and $540 at July 31, 2003 and 2002, respectively.

     ACCOUNTS RECEIVABLE

     Accounts receivable are reported net of an allowance for doubtful accounts, future returns, and markdowns and allowances. The allowance was determined by management to be adequate based on a periodic review of the status of the individual accounts receivable and the volume of returns.

     INVENTORIES

     Inventories (new and used) are stated at market, which was lower than market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories. The Company utilizes recent sales information, third party valuation guides and recent auction results as well as judgments of inventory managers within the Company to determine the net realizable value of inventory. For the year ended July 31, 2003, inventory reserves and allowances decreased due to the sale of older equipment inventory.

     INTANGIBLE ASSETS

     The Company evaluates the recoverability of it's goodwill and other intangibles in accordance with the Statement of Financial Accounting Board "SFASB" No. 142, Goodwill and Other Intangible Assets. As of July 31, 2003, the Company has not identified any impairment. As of July 31, 2002 the Company recorded an impairment loss of goodwill in the amount of $2,525 million.

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

     LONG LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" at each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lived assets. The existence of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value of the assets. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The amount of any such impairment is determined by comparing the discounted future cash flows noted above with the associated carrying value of the assets. As of July 31, 2003 the Company has not identified any impairment.

     REVENUE RECOGNITION

     Revenue on equipment and parts sales is recognized upon shipment of products and passage of title. Rental and service revenue is generally recognized at the time such services are provided. In addition to outright sales of new and used equipment, certain rentals include rent-to-purchase option agreements. Under such agreements, customers are given a period of several months to exercise the option to purchase the rented equipment and may be allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased.

     ADVERTISING EXPENSE

     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2003, 2002 and 2001 was $87, $176, and $221 respectively.

     OTHER INCOME

     Other income principally includes gains and losses on the sale of fixed assets and finance charges associated with accounts receivable activities.

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

     TREASURY STOCK

     In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock. As of July 31, 2003 and 2002 the Company held 130,300 shares in treasury stock.

     RECLASSIFICATIONS

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on net loss or cash flows as previously reported.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during the periods presented.

     Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There were no common stock equivalents consisting of options which were required to be included in the calculation of diluted income (loss) per share for the periods presented. Total outstanding options as of July 31, 2003 totaled 1,210,000.

     STOCK BASED COMPENSATION

     The company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the pro-forma disclosure requirements of Statement of Financial Accounting Standards No. 123, " Accounting For Stock-Based Compensation."

     The FASB issued SFAS No. 148, " Accounting For Stock-Based
     Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123" that provides alternative methods of transition for a voluntary change to the fair value based method accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning December 15, 2002.

     During the year ended July 31, 2003, the Company adopted Statement of Financial Accounting Standard No. 148, " Accounting For Stock-Based Compensation-Transition and Disclosure." This statement amended Statement

     No. 123, Accounting for Stock-Based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro-forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

     Year Ended July 31, 2003
                                                       BASIC     DILUTED
                                       NET INCOME      E.P.S.     E.P.S.
                                       ----------      -----      -----
     As Reported                       $      412        .08        .08
     Pro Forma                         $      412        .08        .08


     Year Ended July 31, 2002
                                          BASIC       DILUTED
                                        NET LOSS       E.P.S.     E.P.S.
                                       ----------      -----      -----
     As Reported                       $  (10,019)    ($2.50)    ($2.50)
     Pro Forma                         $  (10,019)    ($2.50)    ($2.50)

     Year Ended July 31, 2001
                                                       BASIC     DILUTED
                                        NET LOSS       E.P.S.     E.P.S.
                                       ----------      -----      -----
     As Reported                       $   (7,842)    ($2.30)    ($2.30)
     Pro Forma                         $   (8,162)    ($2.40)    ($2.40)

       Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS, the Company has computed for pro-forma disclosure purposes the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2003, 2001, and 2000 were:

                                          FY03           FY02           FY01
                                       ----------     ----------     ----------
     Risk free interest rate                  N/A            N/A          4.35%

     Expected dividend yield                  N/A            N/A             0%

     Expected life                            N/A            N/A        4 years

     Expected volatility                      N/A            N/A        116.21%

     Adjustments for forfeitures are made as they occur. The options granted in FY01 were fully vested and exercisable as of July 31, 2001. The weighted average fair value per share of the options granted in fiscal years 2003, 2002, and 2001 are $-0-, $-0-, and $ 0.53, respectively.

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                  YEAR ENDED JULY 31,
                                       ----------------------------------------
                                          2003          2002             2001
                                       ----------     ----------     ----------
     Cash paid (received) during
     the year for:
         Interest                      $    3,363     $    4,114     $    5,887
         Income taxes, net of refunds           1            (12)           (12)

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     The following pronouncements have been issued by the FASB.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with voting rights or, (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities or entitled to receive a majority of the entity's residual returns or both. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 01, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

     In April 2003, FASB issued SFAS No. 149, `Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of financial instruments that are within its scope to be a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

     Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's financial statements.

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

     In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276. The new lease qualifies for treatment as an operating lease.

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

     On May 17, 2002, the shareholders authorized the issuance of 600,000 shares of the Company's common stock to the Rubin Family Irrevocable Stock Trust with no monetary consideration received by the Company. Mr. Robert M. Rubin is an elected director of the Company and compensation expense for the fair market value of the stock on the date of issuance in the amount of $132 has been recorded in selling, general and administrative expenses.

     On May 1, 2003, Mr. McLain and Mr. Rubin agreed to convert the principal amount of a loan made to the Company in the amount of $147 into an aggregate of 5,538,838 shares of the Company's common stock. In connection therewith Mr. Rubin received 2,769,419 shares of the Company's common stock and Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company of $831which has been recorded in selling, general and administrative expenses.

3.   INVENTORIES

     Inventories consist of the following:
                                                     JULY 31,        JULY 31,
                                                       2003            2002
                                                    ----------      ----------
     Equipment (net of reserve allowances of
       $4,493 and $7,770 respectively):
          New equipment                             $   15,460      $   13,834
          Used equipment                                 5,370           5,915

     Parts (net of reserve allowance of $378
       and $286 respectively)                            6,664           7,166
                                                    ----------      ----------
                                                    $   27,494      $   26,915
                                                    ==========      ==========

4.   FIXED ASSETS

     Fixed assets consist of the following:
                                                     JULY 31,        JULY 31,
                                                       2003            2002
                                                    ----------      ----------
     Property, plant, and equipment:
     Land                                           $      522      $      522
     Buildings                                           1,749           1,749
     Machinery and equipment                             3,092           3,137
     Office furniture and fixtures                       2,213           2,220
     Computer hardware and software                      1,525           1,501
     Vehicles                                            1,226           1,406
     Leasehold improvements                                967             960
                                                    ----------      ----------
                                                        11,294          11,495
     Less: accumulated depreciation                     (8,451)         (8,061)
                                                    ----------      ----------
     Property, plant, and equipment (net)           $    2,843      $    3,434
                                                    ==========      ==========

     Rental equipment fleet                         $   21,046      $   25,833
     Less: accumulated depreciation                     (7,383)         (7,137)
                                                    ----------      ----------
     Rental equipment (net)                         $   13,663      $   18,696
                                                    ==========      ==========


     Included in depreciation are charges related to certain inventory rentals under rent-to-purchase option agreements.

     As of July 31, 2003 and 2002 fixed assets (net) includes property under capital leases in the amount of $971 and $978 respectively.

5.   SHORT TERM BORROWINGS

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

     The Company has an inventory floor plan and operating line of credit through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The credit facility matured December 31, 2001 and had provided terms with a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Amounts may be advanced to the Company based on its assets, including accounts receivable, parts inventory, new and used equipment inventory, rental fleet, real property, and vehicles. Interest payments on the outstanding balance are due monthly.

     As of June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in technical default and required the Company to pay a $45 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At July 31, 2003, the Company continued to be in technical default of the GE Loan Agreement. The Company has requested but did not receive a waiver from GE. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time.

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                              JULY 31,
                                                      ------------------------
                                  INTEREST RATE         2003            2002
                                  -------------       --------        --------
     Case Credit Corporation        Prime + 2%        $ 10,959        $ 10,974
                                      (6.75%)

     GE                            Prime + 4.00%        34,566          41,322
                                                      --------        --------
                                      (8.75%)
                                                      $ 45,525        $ 52,296
                                                      ========        ========

     If GE does call the debt, it will become immediately due and payable in full and the Company would not be able to operate if alternative financing is not obtained or the Company cannot renegotiate its line of credit with GE.

     In December 2000, the Company completed the sale of $182 principal amount of 10% convertible promissory notes due December 31, 2001. In March 2001, the Company completed the sale of an additional $100 principal amount of 10% convertible promissory notes due December 31, 2001. The notes are convertible, at the option of the holders, into common stock at a minimum conversion price of $1.50 per share. The Company could at its option, redeem the notes at the principal amount plus accrued interest any time prior to December 31, 2001. The Company elected to redeem the notes and is currently paying off the principal and accrued interest balances thereof. The balance of the unpaid principal and accrued interest on the convertible notes as of July 31, 2003 is $63.

6.   INCOME TAXES

     The current year's federal and state income tax provision consists substantially of minimum taxes. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                        YEAR ENDED
                                            ----------------------------------
                                            JULY 31,     JULY 31,     JULY 31,
                                              2003         2002         2001
                                            --------     --------     --------
     Statutory federal income tax rate         34.0%       (34.0%)      (34.0%)
     State income taxes, net of federal
        income tax benefit                      5.0%        (5.0%)       (4.3%)
     Valuation allowance                         --         39.3%        38.3%
     Utilization of NOLs                      (29.0%)         --           --
     Other                                      0.2%         0.2%         4.0%
                                            --------     --------     --------
                                               10.2%         0.5%         4.0%
                                            ========     ========     ========

     Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:

                                                               YEAR ENDED
                                                         ---------------------
                                                         JULY 31,     JULY 31,
                                                           2003         2002
                                                         --------     --------
     Net Current Deferred Tax Assets:
        Inventory                                        $  2,527     $  2,804
        Accounts receivable allowance                         216          252
        Accrued vacation and bonuses                          123           75
        Other accruals                                         75           60
                                                         --------     --------

        Current Deferred Tax Asset                          2,941        3,191
        Less-Valuation Allowance                           (2,941)      (3,191)
                                                         --------     --------
        Net Current Deferred Tax Asset                         --           --
                                                         --------     --------


     Net Long-Term Deferred Tax Assets (Liability):
        Fixed Assets                                       (1,401)      (2,542)
        Goodwill and intangibles                              470          774
        NOL carryforwards                                  10,327        9,935
                                                         --------     --------
        Long-term Deferred Tax Asset (Liability)            9,396        8,167
        Less- Valuation Allowance                          (9,396)      (8,167)
                                                         --------     --------
        Net Long-term Deferred Tax Asset (Liability)     $     --     $     --
                                                         ========     ========

     The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $12,337 is provided.

     As of July 31, 2003 the Company has approximately $26 million of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2016 through 2021.


7.   STOCKHOLDERS' EQUITY

     On March 24 2003, Mr. McLain agreed to convert the accrued and unpaid interest on a loan made to the Company in the amount of $147,000 into shares of the Company's common stock. In connection therewith Mr. McLain received 588,000 shares of the Company's common stock with a value of $82,000.

     On May 1, 2003, Mr. McLain and Mr. Rubin agreed to convert the principal amount of a loan made to the Company in the amount of $147,000 into an aggregate of 5,538,838 shares of the Company's common stock. In connection therewith Mr. Rubin received 2,769,419 shares of the Company's common stock and Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company of $831,000.

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

     The following summarizes the stock option transactions under the Company's stock option plans:

                                                              WEIGHTED AVERAGE
                                                     SHARES      OPTION PRICE
                                                   ----------     ---------
     Options outstanding July 31, 2000:                10,000          4.56

     Exercised                                             --            --
     Surrendered                                           --            --
     Granted                                        1,200,000          0.53
                                                   ----------     ---------
     Options outstanding July 31, 2001              1,210,000          0.56
                                                   ==========     =========

     Exercised                                             --            --
     Surrendered                                           --            --
     Granted                                               --            --
                                                   ----------     ---------
     Options outstanding July 31, 2002              1,210,000          0.56
                                                   ==========     =========

     Exercised                                             --            --
     Surrendered                                           --            --
     Granted                                               --            --
                                                   ----------     ---------
     Options outstanding July 31, 2003              1,210,000          0.56
                                                   ==========     =========


The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 2003:

================================================================================
                          WEIGHTED                       WEIGHTED
             NUMBER OF    AVERAGE    WEIGHTED AVERAGE    NUMBER OF     AVERAGE
EXERCISE      OPTIONS     EXERCISE      CONTRACTUAL       OPTIONS      EXERCISE
 PRICE      OUTSTANDING    PRICE      LIFE REMAINING    EXERCISABLE     PRICE
--------------------------------------------------------------------------------
 $4.375         10,000     $4.375          5.00             10,000      $4.375
--------------------------------------------------------------------------------
 $0.531      1,200,000     $0.531          8.50          1,200,000      $0.531
================================================================================


8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,425 and $1,535 for the years ended July 31, 2003 and 2002, respectively.

     Assets recorded under capital leases are recorded in fixed assets and are as follows:
                                                 JULY 31,         JULY 31,
                                                   2003             2002
                                                ---------        ---------
     Capitalized asset value                    $     971        $   1,043
     Less accumulated amortization                   (384)            (369)
                                                ---------        ---------
                                                $     587        $     674
                                                =========        =========

     Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2003, are as follows:
                                                 CAPITAL         OPERATING
     Year ending July 31,                         LEASES           LEASES
                                                ---------        ---------
          2004                                        125            1,607
          2005                                        111            1,331
          2006                                        124            1,025
          2007                                        132              961
          2008                                        132              541
          Thereafter                                  968            1,141
                                                ---------        ---------
          Total annual lease payments           $   1,592        $   6,606
                                                =========        =========
          Less amount representing interest,
            with imputed interest rates
            ranging from 6% to 15%                    673
                                                ---------
          Present value of minimum lease
            payments                                  919
          Less current portion                         39
                                                ---------
          Long-term portion                     $     880
                                                =========

     The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2003, such purchase commitments totaled $ 10,451.

     LITIGATION

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

9.   CONCENTRATION OF CREDIT RISK

     Case Corporation provideed approximately 53%, 49% and 50% of our products for the years ending July 31, 2003, 2002 and 2001 respectively. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

10.  PRODUCT INFORMATION

     The Company's operations consist of one business segment. However, the Company evaluates performance based on revenue and gross margin of three distinct product categories. Revenue and gross margin by product categories are summarized as follows:

     ==========================================================================
     Business Component         Year Ended        Year Ended        Year Ended
        Net Revenues          July 31, 2003     July 31, 2002     July 31, 2001
     --------------------------------------------------------------------------
     Equipment Sales            $   71,215        $   73,909        $   84,065
     --------------------------------------------------------------------------
     Equipment Rental                4,957             5,747            20,817
     --------------------------------------------------------------------------
     Product Support                26,224            28,332            35,020
     --------------------------------------------------------------------------
         Totals                 $  102,396        $  107,988        $  139,902
     ==========================================================================

     ==========================================================================
     Business Component         Year Ended        Year Ended        Year Ended
       Gross Margins          July 31, 2003     July 31, 2002     July 31, 2001
     --------------------------------------------------------------------------
     Equipment Sales            $    8,225        $    2,360        $     (641)
     --------------------------------------------------------------------------
     Equipment Rental                  668               727             4,566
     --------------------------------------------------------------------------
     Product Support                 4,633             4,676             5,895
     --------------------------------------------------------------------------
         Totals                 $   13,526        $    7,763        $    9,820
     ==========================================================================

     Asset information by reportable product line is not reported, since the Company does not produce such information internally.

11.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                QUARTER                         TOTAL
                                           -----------------------------------------------     --------
                                             FIRST       SECOND        THIRD       FOURTH        YEAR
                                           --------     --------     --------     --------     --------
Fiscal 2003:

     Net sales                             $ 24,094     $ 24,663     $ 24,772     $ 28,867     $102,396
     Gross Profit                             3,461        3,430        2,784        3,851       13,526
     Net income (loss)                          279          223          110         (200)         412
     Income (loss) per share - basic           0.07         0.06         0.03        (0.02)        0.08
     Income (loss) per share - diluted         0.07         0.06         0.03        (0.02)        0.08
                                                                QUARTER                         TOTAL
                                           -----------------------------------------------     --------
                                             FIRST       SECOND        THIRD       FOURTH        YEAR
                                           --------     --------     --------     --------     --------
Fiscal 2002:

     Net sales                             $ 28,499     $ 26,229     $ 25,568     $ 27,692     $107,988
     Gross Profit                             4,117        2,850        2,538       (1,742)       7,763
     Net income (loss)                          357        (766)         (721)      (8,889)     (10,019)
     Income (loss) per share - basic           0.10        (0.22)       (0.21)       (2.17)       (2.50)
     Income (loss) per share - diluted         0.10        (0.22)       (0.21)       (2.17)       (2.50)

     During the fourth quarter of fiscal 2002, the Company recorded four adjustments which in the aggregate reduced net income by $9.3 million and gross profit by $3.8 million in the quarter. Refer to Note 1 of the financial statements for additional disclosure of each individual adjustment. These adjustments included (1) a $3,796 adjustment to increase the inventory valuation allowance recorded at the end of 2002, (2) the impairment of goodwill aggregating $2,525, (3) the elimination of $1,983 of recorded financing discounts, and (4) the write-off of property, plant and equipment aggregating $953.

                         REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheet of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Power & Equipment Corp. as of July 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the past the Company has incurred losses from operations and has a working capital deficit as of July 31, 2003. Further, as discussed in Note 5 to the consolidated financial statements, the Company is in technical default of its loan agreement and has not obtained a waiver or revisions to the agreement from the financial institution. Accordingly, the financial institution at any time may call the outstanding borrowings, which aggregated approximately $34.6 million at July 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                 /s/ Marcum & Kliegman LLP
                                                 -------------------------
                                                 MARCUM & KLIEGMAN LLP
New York, New York
September 26, 2003

                         REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheet of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                                     /s/ Moss Adams LLP
                                                     ------------------
                                                     MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

                         REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

In our opinion, the accompanying consolidated statement of operations and the related consolidated statements of changes in stockholders' equity and of cash flows present fairly, in all material respects, the results of operations of Western Power & Equipment Corp. and its subsidiary and their cash flows for the year ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has a working capital deficit. Further, as discussed in Note 5 to the financial statements, the Company is in technical default of its loan agreement and has not obtained a waiver or revisions to the agreement from the financial institution. Accordingly, the financial institution at any time may call the outstanding borrowings, which aggregated $53.4 million at July 31, 2001. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                 /s/ Price WaterhouseCoopers LLP
                                                 -------------------------------
                                                 PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
October 6, 2001

                         REPORT OF INDEPENDENT AUDITORS'
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audit of the consolidated financial statements referred to in our report dated September 26, 2003 appearing on page F-16 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                 /s/ Marcum & Kliegman LLP
                                                 -------------------------
                                                 MARCUM & KLIEGMAN LLP


New York, New York
September 26, 2003

                         REPORT OF INDEPENDENT AUDITORS'
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audit of the consolidated financial statements referred to in our report dated October 15, 2002 appearing on page F-17 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                       /s/ Moss Adams LLP
                                                       ------------------
                                                       MOSS ADAMS LLP


Beaverton, Oregon
October 15, 2002

                         REPORT OF INDEPENDENT AUDITORS'
                          FINANCIAL STATEMENT SCHEDULE






To the Board of Directors and Stockholders of Western Power & Equipment Corp.


Our audit of the consolidated financial statements for the year ended July 31, 2001 referred to in our report dated October 6, 2001 appearing on page F-18 of this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended July 31, 2001 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended July 31, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                 /s/ Price WaterhouseCoopers LLP
                                                 -------------------------------
                                                 PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
October 6, 2001

                                                                     SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Fiscal Years Ended July 31, 2003 and 2002

                             (DOLLARS IN THOUSANDS)




                                        BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                        BEGINNING      COSTS AND         OTHER                        END OF
           DESCRIPTION                  OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
           -----------                  ----------     ----------     ----------     ----------     ----------
ACCOUNTS RECEIVABLE RESERVE:

    Fiscal year ended July 31, 2003     $      646     $      170     $       --     $     (261)    $      555

    Fiscal year ended July 31, 2002            948            119             --           (421)           646

    Fiscal year ended July 31, 2001            563            544             --           (159)           948

INVENTORY RESERVE:

    Fiscal year ended July 31, 2003          8,056            546             --         (3,731)         4,871

    Fiscal year ended July 31, 2002          7,771          6,616             --         (6,331)         8,056

    Fiscal year ended July 31, 2001          5,052          4,106             --         (1,387)         7.771

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WESTERN POWER & EQUIPMENT CORP.


                                          BY: /S/ C. DEAN MCLAIN
                                          --------------------------------------
                                          C. DEAN MCLAIN, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                             DATE
---------                          -----                             ----


/S/ C. DEAN MCLAIN             PRESIDENT, CHIEF                NOVEMBER 12, 2003
------------------------       EXECUTIVE OFFICER,
 C. DEAN MCLAIN                AND CHAIRMAN


/S/ MARK J. WRIGHT             VICE PRESIDENT OF FINANCE,      NOVEMBER 12, 2003
------------------------       CHIEF FINANCIAL AND PRINCIPAL
 MARK J. WRIGHT                ACCOUNTING OFFICER,
                               TREASURER AND SECRETARY


/S/ ROBERT M. RUBIN            DIRECTOR                        NOVEMBER 12, 2003
------------------------
 ROBERT M. RUBIN


/S/ MICHAEL METTER             DIRECTOR                        NOVEMBER 12, 2003
------------------------
MICHAEL METTER


/S/ STEVEN MOSKOWITZ           DIRECTOR                        NOVEMBER 12, 2003
------------------------
STEVEN MOSKOWITZ