Form 10-Q
period 2003-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2003-12-09
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 2003
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

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX


PART I.     FINANCIAL INFORMATION                                    Page Number

       Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets
          October 31, 2003 (Unaudited) and July 31, 2003...............   2

        Condensed Consolidated Statements of Operations
          Three months ended October 31, 2003 (Unaudited)
          and October 31, 2002 (Unaudited).............................   3

        Condensed Consolidated Statements of Cash Flows
          Three months ended October 31, 2003 (Unaudited)
          and October 31, 2002 (Unaudited).............................   4

        Notes to Consolidated Financial Statements.....................   5-8

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........   9-12

       Item 3.   Quantitative and Qualitative Disclosures about
                 Market Risk...........................................   12

       Item 4.   Controls and Procedures...............................   12-13


PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings...............................

            Item 2.     Changes in Securities...........................

            Item 3.     Defaults Upon Senior Securities.................  14

            Item 4.     Submission of Matters to a Vote of Security
                                    Holders.............................  14

            Item 5.     Other Information...............................  14

            Item 6.     Exhibits and Reports on Form 8-K................  14

SIGNATURES              ...............................................   15

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   October 31,           July 31,
                                                                      2003                 2003
                                                                  ------------         ------------
                                                                   (Unaudited)
                ASSETS (PLEDGED)
                ----------------
Current assets:
     Cash and cash equivalents ...........................        $          9         $          8
     Restricted Cash .....................................                 478                  400
     Accounts receivable, less allowance for doubtful
       accounts of $748 and $555, respectively ...........               7,715                9,779
     Inventories .........................................              24,281               27,494
     Prepaid expenses ....................................                 141                  126
                                                                  ------------         ------------
            Total current assets .........................              32,624               37,807

Fixed assets:
     Property, plant and equipment (net) .................               2,733                2,843
     Rental equipment fleet (net) ........................              12,681               13,663
                                                                  ------------         ------------
            Total fixed assets ...........................              15,414               16,506

Other assets .............................................                 131                  153
                                                                  ------------         ------------
Total assets .............................................        $     48,169         $     54,466
                                                                  ============         ============

               LIABILITIES & STOCKHOLDERS' DEFICIT
               -----------------------------------
Current liabilities:
     Borrowings under floor plan financing ...............        $      8,339         $     10,959
     Short-term borrowings ...............................              31,396               34,566
     Convertible debt ....................................                  50                   63
     Accounts payable and accrued expenses ...............               7,181                8,214
     Accrued payroll and vacation ........................                 562                  572
     Other accrued liabilities ...........................                 958                  984
     Capital lease obligation ............................                  30                   39
                                                                  ------------         ------------
         Total current liabilities .......................              48,516               55,397

Capital lease obligation .................................                 880                  880
                                                                  ------------         ------------
      Total long-term liabilities ........................                 880                  880
                                                                  ------------         ------------
Total liabilities ........................................              49,396               56,277
                                                                  ------------         ------------

Stockholders' deficit:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding .......................                --                   --
     Common stock-$.001 par value; 20,000,000 shares
       authorized; 10,260,300 issued and 10,130,000
       outstanding .......................................                  10                   10
     Additional paid-in capital ..........................              16,933               16,933
     Accumulated deficit .................................             (17,326)             (17,910)
     Less common stock in treasury, at cost
       (130,300 shares) ..................................                (844)                (844)
                                                                  ------------         ------------
         Total stockholders' deficit .....................              (1,227)              (1,811)
                                                                  ------------         ------------
Total liabilities and stockholders' deficit ..............        $     48,169         $     54,466
                                                                  ============         ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



                                                                Three Months Ended
                                                                    October 31,
                                                             2003                 2002
                                                         ------------         ------------

Net revenue .....................................        $     27,732         $     24,094

Cost of revenues (includes depreciation of
   $1,549 and $1,066, respectively) .............              24,163               20,633
                                                         ------------         ------------

Gross profit ....................................               3,569                3,461

Selling, general and administrative expenses ....               2,323                2,290
                                                         ------------         ------------

Operating income ................................               1,246                1,171

Other income (expense):
     Interest expense ...........................                (722)                (945)
     Other income ...............................                  72                   66
                                                         ------------         ------------

Income before income tax provision ..............                 596                  292

Income tax provision ............................                  12                   13
                                                         ------------         ------------

Net income ......................................        $        584         $        279
                                                         ============         ============


Average outstanding common shares for
  basic and diluted earnings per share ..........              10,130                4,003
                                                         ============         ============

Basic and diluted earnings per common share .....        $       0.06         $       0.07
                                                         ============         ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                        October 31,
                                                                 2003                2002
                                                            ------------         ------------
Cash flows from operating activities:
     Net income ....................................        $        584         $        279
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ..................................               1,676                2,131
     Amortization ..................................                --                   --
     Bad Debts .....................................                 114                  113
     Gain on sale of fixed assets and
            rental equipment .......................                (461)                (157)
     Changes in assets and liabilities:
         Accounts receivable .......................               1,950                3,226
         Restricted Cash ...........................                 (78)                 (26)
         Inventories ...............................               2,368                 (293)
         Prepaid expenses ..........................                 (15)                 (78)
         Accounts payable ..........................              (1,033)              (1,629)
         Accrued payroll and vacation ..............                 (10)                 (46)
         Other accrued liabilities .................                 (26)               1,462
         Sale of other assets ......................                  23                 --
         Income taxes receivable/payable ...........                --                      2
                                                            ------------         ------------
Net cash provided by operating activities ..........               5,092                4,984
                                                            ------------         ------------

Cash flows from investing activities:
     Purchase of fixed assets ......................                 (18)                 (26)
     Purchases of rental equipment .................                (979)                --
     Proceeds on sale of fixed assets ..............                --                      5
     Proceeds on sale of rental equipment ..........               1,718                1,338
                                                            ------------         ------------
     Net cash provided by (used in)
  investing activities .............................                 721                1,317
                                                            ------------         ------------

Cash flows from financing activities:
     Principal payments on capital leases ..........                  (9)                 (10)
     Payments on floor-plan financing ..............              (2,620)              (2,208)
     Payments on short-term borrowings .............              (3,170)              (4,044)
     Payments on convertible debt ..................                 (13)                 (39)
                                                            ------------         ------------
Net cash used in financing activities ..............              (5,812)              (6,301)
                                                            ------------         ------------

Decrease in cash and cash equivalents ..............                   1                 --
Cash and cash equivalents at beginning of
 period ............................................                   8                    5
                                                            ------------         ------------

Cash and cash equivalents at end of period .........        $          9         $          5
                                                            ============         ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         Western Power & Equipment Corp.

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly periods ended October 31, 2003 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2003 consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has recurring losses and is currently in default on its short-term borrowing facility as discussed in Note 6 of these consolidated financial statements, both of which create substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.       ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2003.

During the current quarter the company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (1) mandatorily redeemable financial instruments. (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no effect on the condensed consolidated financial statements from the adoption of this pronouncement.

3.       EARNING PER SHARE

Basic net income per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding (stock options). There were no dilutive securities for the three month period ended October 31, 2003. Total outstanding options as October 31, 2003 totaled 1,210,000.

4.       INVENTORIES

Inventories consist of the following:

                                                                October 31,      July 31,
                                                                   2003            2003
                                                                 --------        --------
                  Equipment (net of reserve allowances of
                   $4,350 and $4,493, respectively):
                    New                                          $ 12,621        $ 15,460
                    Used                                            4,898           5,370

                  Parts (net of reserve allowance of $412
                   and $378, respectively)                          6,762           6,664
                                                                 --------        --------
                                                                 $ 24,281        $ 27,494
                                                                 ========        ========

5.       FIXED ASSETS

Fixed assets consist of the following:

                                                        October 31,       July 31,
                                                           2003             2003
                                                         --------         --------
         Operating property, plant and equipment:
           Land                                          $    522         $    522
           Buildings                                        1,749            1,749
           Machinery and equipment                          3,092            3,092
           Office furniture and fixtures                    2,213            2,213
           Computer hardware and software                   1,530            1,525
           Vehicles                                         1,239            1,226
           Leasehold improvements                             966              967
                                                         --------         --------
                                                           11,311           11,294
           Less: accumulated depreciation                  (8,578)          (8,451)
                                                         --------         --------
         Property, plant, and equipment (net)            $  2,733         $  2,843
                                                         ========         ========

         Rental equipment fleet                          $ 20,469         $ 21,046
           Less: accumulated depreciation                  (7,788)          (7,383)
                                                         --------         --------
         Rental equipment (net)                          $ 12,681         $ 13,663
                                                         ========         ========

6.       SHORT-TERM BORROWINGS

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

As of June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the

Company was in technical default and required the Company to pay a $45 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At October 31, 2003, the Company continued to be in technical default of the GE Loan Agreement. The Company has requested but did not receive a waiver from GE. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time.

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the equity do not have the characteristics of a controlling financial interest or do not have a sufficient equity risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No.
133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is applied prospectively.

Management does believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

8.       PRODUCT INFORMATION

For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business categories. Revenue and gross margin by product categories are summarized as follows:

         Business product category    Three Months Ended
         Net Revenues                     October 31,
                                     2003            2002
         ----------------          --------        --------

         Equipment Sales           $ 18,772        $ 15,117

         Equipment Rental             1,479           1,820

         Product Support              7,481           7,157
                                   --------        --------

         Total                     $ 27,732        $ 24,094
                                   ========        ========

         Business Component           Three Months Ended
         Gross Margins                    October 31,
                                     2003            2002
         ------------------        --------        --------

         Equipment Sales           $  1,709        $  1,456

         Equipment Rental               416             605

         Product Support              1,444           1,400
                                   --------        --------

         Total                     $  3,569        $  3,461
                                   ========        ========

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

Results of Operations
---------------------

The Three Months ended October 31, 2003 compared to the Three Months ended
--------------------------------------------------------------------------
October 31, 2002.
-----------------

Revenues for the three-month period ended October 31, 2003 increased 15.1% to $27.7 million compared with $24.1 million for the three-month period ended October 31, 2002. Revenues were up from the prior year's first quarter primarily in the equipment sales department as a result of improved economy conditions, especially in the Pacific Northwest.

The Company's gross profit margin of 12.9% for the three-month period ended October 31, 2003 was slightly lower than the prior year's comparative period margin of 14.4%. The slight decrease in margins is associated with changes in the sales and rental mix of products.

For the three-month period ended October 31, 2003, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 8.4%, down from 9.5% for the prior year's quarter reflecting the Company's continued efforts to reduce operating expenses.

Interest expense for the three months ended October 31, 2003 of $722,000 was down from $945,000 in the prior year comparative period. This decrease is the result of reduced overall inventory levels as well as lower average interest rates and a lower balance on the GE facility.

The Company had net income for the quarter ended October 31, 2003 of $584,000 or $.06 per share (basic and diluted) compared with a net income of $279,000 or $0.07 per share (basic and diluted) for the prior year's first quarter.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At October 31, 2003, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $8,339,000.

The Company has an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement has not been renewed and the Company is operating under the agreement on a month to month basis. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company uses this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of October 31, 2003, approximately $31,396,000 was outstanding under the GE credit facility.

On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At October 31, 2003, the Company was in technical default of the GE Loan Agreement. The Company has requested, but has not obtained a waiver. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time in full.

During the quarter ended October 31, 2003 the Company had positive cash flow from operating activities during the year of $ 5,092,000. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $1,950,000, depreciation of $1,676,000, and a decrease in inventories of $2,368,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets. The Company paid down its short-term financing by $3,170,000 during the quarter.

The Company's cash and cash equivalents was approximately $9,000 as of October 31, 2003. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Under the existing credit facility, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. To fund operations, the Company must request advances from GE under its credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 50% of the Company's net sales for the three months ended October 31, 2003 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 53% for the fiscal year ended July 31, 2003. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the quarter ended October 31, 2003. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

The generally soft economic conditions in the equipment market, particularly in the northwest, have contributed to a decline in equipment sales in prior years. A further softening in the industry could severely affect the Company's sales and profitability. Market specific factors could also adversely affect one or more of the Company's target markets and/or products. The Company expects the construction equipment market in its store locations to remain flat or slightly down over the next 6 to 12 months.

Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the equity do not have the characteristics of a controlling financial interest or do not have a sufficient equity risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No.
133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is applied prospectively.

Management does believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk


The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At October 31, 2003, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $39.7 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.



Item 4.  Controls and Procedures

Based on their evaluation as of the date of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Office and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II.    OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS
                 -----------------

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

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                 -----------------------------------------

                 None.

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                 -------------------------------

                 As of October 31, 2003, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

                 None.

     ITEM 5.     OTHER INFORMATION
                 -----------------

                 None.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 (a) Exhibits

                     Exhibit 31      Rule 13a-14(a)/15d-14(a) Certification
                     Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Repost Containing Financial Statements. *
                     Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. *

                 (b) Reports on Form 8-K

                        None.


                        * The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTERN POWER & EQUIPMENT CORP.

December 9, 2003

                                      By: /s/Mark J. Wright
                                          -------------------------------------
                                          Mark J. Wright
                                          Vice President of Finance and
                                          Chief Financial Officer