Form 10-Q
period 2004-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2004-03-08
CIK 939729

================================================================================



                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2004
                         Commission File Number 0-26230



                         WESTERN POWER & EQUIPMENT CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                               91-1688446
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                                   I.D. number)


6407-B N.E. 117th Avenue, Vancouver, WA                              98662
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)



                    Registrant's telephone no.:  360-253-2346
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

                         WESTERN POWER & EQUIPMENT CORP.
                                      INDEX






                                                                          Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  January 31, 2004 (Unaudited) and July 31, 2003.........      2

                  Condensed Consolidated Statements of Operations
                  Three months ended January 31, 2004 (Unaudited)
                  and January 31, 2003 (Unaudited).......................      3

                  Condensed Consolidated Statements of Operations
                  Six months ended January 31, 2004 (Unaudited)
                  and January 31, 2003 (Unaudited).......................      4

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended January 31, 2004 (Unaudited)
                  and January 31, 2003 (Unaudited).......................      5

                  Notes to Consolidated Financial Statements.............   6-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........  11-15

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk............................................     15

         Item 4.  Controls and Procedures................................     15





PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................     16

         Item 2.  Changes in Securities..................................     16

         Item 3.  Defaults Upon Senior Securities........................     16

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.......................................     16

         Item 5.  Other Information......................................     16

         Item 6.  Exhibits and Reports on Form 8-K.......................     16


SIGNATURES ..............................................................     17

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         WESTERN POWER & EQUIPMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                          JANUARY 31,        JULY 31,
                                                             2004              2003
                                                         ------------      ------------
                                                          (Unaudited)
                         ASSETS (PLEDGED)
                         ----------------

Current assets:
    Cash and cash equivalents ......................     $          9      $          8
    Restricted Cash ................................              278               400
    Accounts receivable, less allowance for doubtful
      accounts of $841 and $555, respectively ......            8,415             9,779
    Inventories ....................................           23,698            27,494
    Prepaid expenses ...............................              162               126
                                                         ------------      ------------
         Total current assets ......................           32,562            37,807

Fixed assets:
    Property, plant and equipment (net) ............            2,746             2,843
    Rental equipment fleet (net) ...................           14,032            13,663
                                                         ------------      ------------
         Total fixed assets ........................           16,778            16,506

Other assets .......................................              131               153
                                                         ------------      ------------
Total assets .......................................     $     49,471      $     54,466
                                                         ============      ============


               LIABILITIES & STOCKHOLDERS' DEFICIT
               -----------------------------------

Current liabilities:
    Borrowings under floor plan financing ..........     $     10,843            10,959
    Short-term borrowings ..........................           30,148            34,566
    Convertible debt ...............................               50                63
    Accounts payable and accrued expenses ..........            7,419             8,214
    Accrued payroll and vacation ...................              561               572
    Other accrued liabilities ......................              950               984
    Notes Payable ..................................                9                --
    Capital lease obligation .......................               34                39
                                                         ------------      ------------
         Total current liabilities .................           50,014            55,397

Long-term liabilities
    Notes Payable ..................................               56                --
    Capital lease obligation .......................              866               880
                                                         ------------      ------------
         Total long-term liabilities ...............              922               880
                                                         ------------      ------------

Total liabilities ..................................           50,936            56,277
                                                         ------------      ------------

Stockholders' deficit:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding ..................               --                --
    Common stock-$.001 par value; 20,000,000 shares
      authorized; 10,260,300 issued and 10,130,000
      outstanding ..................................               10                10
    Additional paid-in capital .....................           16,933            16,933
    Accumulated deficit ............................          (17,564)          (17,910)
    Less common stock in treasury, at cost
      (130,300 shares) .............................             (844)             (844)
                                                         ------------      ------------
         Total stockholders' deficit ...............           (1,465)           (1,811)
                                                         ------------      ------------

Total liabilities and stockholders' deficit ........     $     49,471      $     54,466
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

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                         --------------------------
                                                            2004            2003
                                                         ----------      ----------
Net revenue ........................................     $   27,960      $   24,662

Cost of revenues (includes depreciation of
  $989 and $1,187 respectively) ....................         25,147          21,232
                                                         ----------      ----------

Gross profit .......................................          2,813           3,430

Selling, general and administrative expenses........          2,427           2,374
                                                         ----------      ----------

Operating income ...................................            386           1,056

Other income (expense):
    Interest expense ...............................           (690)           (852)
    Other income ...................................             78              31
                                                         ----------      ----------

Income before income tax provision .................           (226)            235

Income tax provision ...............................             12              12
                                                         ----------      ----------

Net income .........................................     $     (238)     $      223
                                                         ==========      ==========


Average outstanding common shares for basic
  and diluted earnings per share ...................         10,130           4,003
                                                         ==========      ==========

Basic and diluted earnings per common share.........     $    (0.02)     $     0.06
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

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                             SIX MONTHS ENDED
                                                                 JANUARY 31,
                                                         --------------------------
                                                            2004            2003
                                                         ----------      ----------
Net revenue ........................................     $   55,693      $   48,757

Cost of revenues (includes depreciation of
  $2,602 and $3,153, respectively) .................         49,311          41,866
                                                         ----------      ----------

Gross profit .......................................          6,382           6,891

Selling, general and administrative expenses........          4,750           4,664
                                                         ----------      ----------

Operating income ...................................          1,632           2,227

Other income (expense):
    Interest expense ...............................         (1,412)         (1,797)
    Other income ...................................            150              96
                                                         ----------      ----------

Income before income tax provision .................            370             526

Income tax provision ...............................             24              25
                                                         ----------      ----------

Net income .........................................     $      346      $      501
                                                         ==========      ==========


Average outstanding common shares for basic
  and diluted earnings per share ...................         10,130           4,003
                                                         ==========      ==========

Basic and diluted earnings per common share ........     $     0.03      $     0.13
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

                         WESTERN POWER & EQUIPMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)



                                                              SIX MONTHS ENDED
                                                                 JANUARY 31,
                                                         --------------------------
                                                            2004            2003
                                                         ----------      ----------
Cash flows from operating activities:
    Net income .....................................     $      346      $      501
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...................................          2,840           3,482
    Bad Debts ......................................            174             142
    Gain on sale of fixed assets and
         rental equipment ..........................           (324)           (226)

Changes in assets and liabilities:
         Accounts receivable .......................          1,190           3,210
         Restricted Cash ...........................            122             304
         Inventories ...............................          2,382           2,265
         Prepaid expenses ..........................            (37)            (81)
         Accounts payable and accrued expenses......           (794)           (130)
         Accrued payroll and vacation ..............            (11)           (153)
         Other accrued liabilities .................            (35)             60
         Sale of other assets ......................             23              --
         Income taxes receivable/payable ...........             --               5
                                                         ----------      ----------
Net cash provided by operating activities ..........          5,876           9,379
                                                         ----------      ----------

Cash flows from investing activities:
    Purchase of fixed assets .......................           (169)            (48)
    Purchases of rental equipment ..................         (3,789)           (789)
    Proceeds on sale of fixed assets ...............             --               5
    Proceeds on sale of rental equipment ...........          2,582           3,040
                                                         ----------      ----------
    Net cash provided by (used in) investing
      activities ...................................         (1,376)          2,208
                                                         ----------      ----------

Cash flows from financing activities:
    Principal payments on capital leases ...........            (18)            (20)
    Payments on floor-plan financing ...............           (116)         (4,341)
    Payments on short-term borrowings ..............         (4,418)         (7,149)
    Long-term debt borrowings ......................             66              --
    Payments on convertible debt ...................            (13)            (77)
                                                         ----------      ----------
Net cash used in financing activities ..............         (4,499)        (11,587)
                                                         ----------      ----------

Decrease in cash and cash equivalents ..............              1              --
Cash and cash equivalents at beginning
  of period ........................................              8               5
                                                         ----------      ----------
Cash and cash equivalents at end of period .........     $        9      $        5
                                                         ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         Western Power & Equipment Corp.

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly periods ended January 31, 2004 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2003 consolidated financial statements.

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

2.       ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2003. Inventories are stated at the lower of cost or market.

During the first quarter of fiscal year 2004 the company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (1) mandatorily redeemable financial instruments. (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. There was no effect on the condensed consolidated financial statements from the adoption of this pronouncement.

3.       EARNING PER SHARE

Basic net income per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding (stock options). There were no dilutive securities for the three-month period ended January 31, 2004. Total outstanding options as January 31, 2004 totaled 1,600,000.

4.       Stock Based Compensation

During the year ended July 31, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.


(in thousands)                         Three Months Ended      Six Months Ended


Periods Ended January 31, 2004
------------------------------
                                         2004       2003        2004       2003
                                         ----       ----        ----       ----

Net Income (Loss)                      $ (238)       223         346     $  501

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                          (83)        --         (83)        --
                                       ----------------------------------------
Pro-forma net income (loss) under
Fair Value Method                      $ (321)       223         263     $  501
                                       ========================================
Income (Loss) per share
Basic and Diluted                      $ (.02)       .06         .03     $  .13

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting    $ (.01)        --        (.01)    $   --
                                       ----------------------------------------
Pro-forma income (loss) share basic
& diluted                              $ (.03)       .06         .02     $  .13
                                       ========================================

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the three months ended January 31, 2004, the Company granted 440,000 stock options to employees and directors. The exercise price of the stock options was $.35 and vest immediately. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of January 31, 2004 was 1,600,000. In calculating the fair values of the stock options, the following assumptions were used:

                                               FISCAL YEAR     FISCAL YEAR 2003
                                               2004 GRANTS          GRANTS

Dividend yield                                       --                --
Weighted average expected life:                  5 years               --
Weighted average risk-free interest rate           2.99%               --
Expected volatility                                60.5%               --


5.       INVENTORIES

Inventories and consist of the following:
                                                                                January 31,        July 31,
                                                                                   2004              2003
                                                                                   ----              ----
         Equipment (net of reserve allowances of $4,504 and $4,493, respectively):
           New                                                                   $13,218           $15,460
           Used                                                                    4,561             5,370

         Parts (net of reserve allowance of $425
          and $378, respectively)                                                  5,919             6,664
                                                                                 -------           -------
                                                                                 $23,698           $27,494
                                                                                 =======           =======

6.       FIXED ASSETS

Fixed assets consist of the following:
                                                                                January 31,        July 31,
                                                                                   2004              2003
                                                                                   ----              ----
         Operating property, plant and equipment:
           Land                                                                  $   522           $   522
             Buildings                                                             1,749             1,749
                Machinery and equipment                                            3,127             3,092
           Office furniture and fixtures                                           2,213             2,213
           Computer hardware and software                                          1,520             1,525
           Vehicles                                                                1,303             1,226
           Leasehold improvements                                                    974               967
                                                                                  ------            ------
                                                                                  11,408            11,294
           Less: accumulated depreciation                                         (8,662)           (8,451)
                                                                                 -------           -------
         Property, plant, and equipment (net)                                    $ 2,746           $ 2,843
                                                                                 =======           =======

         Rental equipment fleet                                                  $22,307           $21,046
           Less: accumulated depreciation                                         (8,275)           (7,383)
                                                                                 -------           -------
         Rental equipment (net)                                                  $14,032           $13,663
                                                                                 =======           =======

Depreciation and amortization on the property, plant, and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Depreciation on the rental fleet is calculated using the straight-line method over the estimated useful lives, ranging from 3 to 7 years after considering salvage values.

7.       SHORT-TERM BORROWINGS

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

As of June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in technical default and required the Company to pay a $45 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At January 31, 2004, the Company continued to be in technical default of the GE Loan Agreement. The Company has requested but did not receive a waiver from GE. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time.

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the equity do not have the characteristics of a controlling financial interest or do not have a sufficient equity risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004.

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

9.       PRODUCT INFORMATION

For the purpose of providing segment information, management believes that all of the Company's operations consist of one segment. However, the Company evaluates performance based on revenue and gross margin of three distinct business categories. Revenue and gross margin by product categories are summarized as follows:

                                  Three Months Ended         Six Months Ended
Business product category             January 31,               January 31,
Net Revenues                       2004         2003         2004         2003
-------------------------        -------      -------      -------      -------

Equipment Sales                  $20,812      $17,579      $39,584      $32,696

Equipment Rental                     989        1,229        2,469        3,049

Product Support                    6,159        5,855       13,640       13,012
                                 -------      -------      -------      -------
Total                            $27,960      $24,663      $55,693      $48,757
                                 =======      =======      =======      =======




                                   Three Months Ended        Six Months Ended
Business product category             January 31,               January 31,
Gross Margins                      2004         2003         2004         2003
-------------------------        -------      -------      -------      -------

Equipment Sales                  $ 1,847      $ 2,519      $ 3,556      $ 3,975

Equipment Rental                      35          (17)         451          588

Product Support                      931          928        2,375        2,328
                                 -------      -------      -------      -------

Total                            $ 2,813      $ 3,430      $ 6,382      $ 6,891
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

Results of Operations
---------------------

The Three Months and Six months ended January 31, 2004 compared to the Three Months and Six months ended January 31, 2003.

Revenues for the three-month period ended January 31, 2004 increased 13.4% to $28.0 million compared with $24.7 million for the three-month period ended January 31, 2003. For the three-month period ended January 31, 2004 equipment sales increased by 18.4%, equipment rental revenues decreased by 19.5% and product support revenues increased by 5.2% over the comparative three month period ended January 31, 2003. Revenues for the six-month period ended January 31, 2004 increased 14.2% to $55.7 million compared with $48.8 million for the six-month period ended January 31, 2003. For the six-month period ended January 31, 2004 equipment sales were up by 21.1%, rental revenues decreased by 19.0% and product support revenues increased by 4.8% over the six-month period ended January 31, 2003. Revenues were up from the prior year's comparative periods as a result of improved economic conditions, especially in the Pacific Northwest. Rental revenues decreased as a result of increased purchasing activities.

The Company's gross profit margin of 10.1% for the three-month period ended January 31, 2004 was lower than the prior year's comparative period margin of 14.0%. Gross margin for equipment sales was 8.9% compared to 14.3% for the prior year's comparative period. Equipment rental gross margin was 3.6% compared to (1.4)% for the prior year's comparative period. Product support gross margin was 15.1% compare to 15.8% for the prior year's comparative period. The Company's total gross profit margin of 11.5% for the six-month period ended January 31, 2004 was lower than the prior year's comparative period margin of 14.1%. Equipment sales gross margin was 9.0% compared to 12.2% for the prior year's comparative six month period. Equipment rental gross margin was 18.3% compared to 19.3% for the prior year's comparative six month period. Product support gross margin was 17.4% compared to 17.9% for the prior year's comparative six-month period. The decrease in margins is associated with sales of aged equipment with higher net book value after markdowns than that of the prior year and a change in the sales and rental mix of products. There were several large sales to certain customers that also required lower margins in the bidding process.

For the three-month period ended January 31, 2004, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 8.7%, down from 9.6% for the prior year's second quarter. For the six-month period ended January 31, 2004, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 8.5%, down from 9.6%. The decreases from the prior year's comparative periods reflect the Company's continued efforts to reduce operating expenses and increase revenue levels.

Interest expense for the three months ended January 31, 2004 of $690,000 was down from $852,000 in the prior year comparative period. Interest expense for the six months ended January 31, 2004 of $1,412,000 was down from $1,796,000 in the prior year comparative period. These decreases form the prior year's comparative periods are the result of reduced overall inventory levels as well as lower average interest rates and a lower balance on the GE facility.

The Company had net income for the quarter ended January 31, 2004 of $(238,000) or $(0.02) per share (basic and diluted) compared with a net income of $223,000 or $0.06 per share (basic and diluted) for the prior year's six month period. The Company had net income for the six months ended January 31, 2004 of $346,000 or $0.03 per share (basic and diluted) compared with a net income of $501,000 or $0.13 per share (basic and diluted) for the prior year's second quarter.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At January 31, 2004, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $ 10,843,000.

The Company has an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement has not been renewed and the Company is operating under the agreement on a month-to-month basis. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company uses this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of January 31, 2004, approximately $ 30,148,000 was outstanding under the GE credit facility.

On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company is in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At January 31, 2004, the Company was in technical default of the GE Loan Agreement. The Company has requested, but has not obtained a waiver. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time in full.

During the six months ended January 31, 2004 the Company had positive cash flow from operating activities during the year of $ 5,876. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $ 1,190,000, depreciation of $ 2,840,000, and a decrease in inventories of $ 2,382,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental sold during the period. The Company paid down its short-term financing by $ 4,418,000 during the six month period ending January 31,2004.

The Company's cash and cash equivalents was approximately $9,000 as of January 31, 2004. The Company's current level and anticipated available cash flow will not be sufficient to support the Company's operations during the next twelve months. The Company must have continued availability of borrowing from its current lender GE or it cannot fund current levels of operations. Under the existing credit facility with GE, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without continued borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations. The Company currently has no alternative sources of liquidity/borrowing available to it to meet its operating obligations.

Although the Company and GE are in negotiations to extend or renew the credit facility, there can be no assurance that the Company will be able to successfully negotiate an acceptable extension or renewal of the expired GE credit facility or that GE will continue to make borrowing available to the Company. The Company continues to investigate alternative sources of financing and/or capital infusion in an effort to meet its operational needs. However, if GE decided to stop lending to the Company, the Company would have to discontinue its operations immediately.

Off-Balance Sheet Arrangements
------------------------------

The Company is not a party to any off-balance sheet arrangements.

Inventory; Effects of Inflation and Interest Rates; General Economic Conditions
-------------------------------------------------------------------------------

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 50% of the Company's net sales for the six months ended January 31, 2004 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 50% for the fiscal year ended July 31, 2003. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the six months ended January 31, 2004. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

Recent Accounting Pronouncements
--------------------------------

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the equity do not have the characteristics of a controlling financial interest or do not have a sufficient equity risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk


The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At January 31, 2004, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $39.7 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the six months ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
--------------------------------------------

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

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

                  None.

                  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  As of January 31, 2004, the Company was in technical default of the financial covenants in the GE Forbearance Agreement. The Company has not received a waiver of such defaults from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  None.


         ITEM 5.  OTHER INFORMATION
                  -----------------

                  None.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
                  Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
                  Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Repost Containing Financial Statements.*
                  Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

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

February 27, 2004



                    By: /s/ Mark J. Wright
                        -----------------------------
                        Mark J. Wright
                        Vice President of Finance and
                        Chief Financial Officer