Form 10-K
period 2004-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2004-10-29
CIK 939729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-K
                              _____________________


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED JULY 31, 2004           COMMISSION FILE NUMBER 0-26230



                         WESTERN POWER & EQUIPMENT CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                              91-1688446
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


  6407-B N.E. 117TH AVE, VANCOUVER, WA                            98662
----------------------------------------                        ----------
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

     As of October 18, 2004: (a) 10,130,000 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 1,592,576 shares of Common Stock were held by non-affiliates ; and (c) the aggregate market value of the Common Stock held by non-affiliates was $875,917 based on the closing sale price of $ .55 per share on October 18, 2004.
================================================================================

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

     The Company's strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, it had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past few years, the Company has concentrated on consolidating or closing certain of its stores to improve operating efficiency and profitability. See "Business Strategy."

HISTORY AND ACQUISITIONS

     The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI holds 12.1 percent of the outstanding shares of the Company as of July 31, 2004.

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

     During fiscal 2002, the Company closed/sold 3 branches resulting in 15 branches at the end of fiscal 2002. There were no store closures and no new stores opened in fiscal years 2003 and 2004.

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

     The Company's business strategy had previously focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in fiscal years 1999 through 2002 due to market conditions. When market conditions improve and opportunities arise, the Company intends to make strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, in the future the Company may open new retail outlets or make strategic acquisitions in related areas, as opportunities and conditions permit. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

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

Other Products.
---------------

     Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 47% and 51% of the Company's net sales for fiscal year 2004 and fiscal 2003, respectively, resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

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

Equipment Rental.
-----------------

     The Company maintains a separate fleet of Equipment that it holds for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store was consolidated with the Company's Auburn, Washington store in August 2000. Rentals are 5% of revenue in fiscal year 2004 and fiscal year 2003. See Sales and Marketing below.

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

SALES AND MARKETING

     The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of its total sales in the fiscal year ended July 31, 2004.

For fiscal years 2004, 2003, and 2002, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                                 FY 2004   FY 2003   FY 2002
                                -----------------------------
     Equipment Sales               70%       70%       68%
     Equipment Rental               5%        5%        6%
     Product Support               25%       25%       26%
                                -----------------------------
                                  100%      100%      100%
                                =============================

     The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2004 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     The Company employed approximately 39 equipment salespersons on July 31, 2004. All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

     On July 31, 2004, the Company employed 1 product support salesperson who sells Company parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.


SUPPLIERS

     The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during fiscal 2004. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

EMPLOYEES

     At July 31, 2004, the Company employed 238 full-time employees. Of that number, 16 are in corporate administration, 17 are involved in administration at the branch locations, 57 are employed in equipment sales and rental, and 148 are employed in product support. At July 31, 2004, approximately 14 of the Company's service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2005. At July 31, 2004, approximately 8 of our service technicians and parts employees at the Hayward, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring January 31, 2008. The Company believes that its relations with its employees are generally satisfactory.

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

ITEM 2. PROPERTIES
        ----------

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 2004.

                                                        Expiration       Annual              Size/Square                    Purchase
Location and Use                 Lessor                 Date             Rental              Feet                           Options
-----------------                ------                 ----             ------              ----                           -------
1745 N.E. Columbia Blvd.         Carlton O. Fisher,     12/31/2010       $84,0001 plus       Approx. 4 acres; building         No
Portland, Oregon 97211           CNJ Enterprises                         CPI adjustments     17,622 sq. ft.

1665 Silverton Road, N.E.        LaNoel Elston Myers    07/31/2009       $37,2001            Approx. 1 acre; building          No
Salem, Oregon 97303              Living Trust                                                14,860 sq. ft.

West 7916 Sunset Hwy.            U.S. Bank              09/30/20084      $64,8001            Approx. 5 acres; building         No
Spokane, Washington 99204                                                                    19,200 sq. ft.

12406 Mukilteo Speedway          Phil & Jana Pickering  10/31/2008       $120,9601           Approx. 2.1 acres; building       No
Mukilteo, Washington 98275                                                                   13,600 sq. ft.

6407-B  NE 117th Ave             McLain-Rubin Realty    03/31/2006       $69,600             Building 8,627 sq. ft.            No
Vancouver, Washington 98662      Company, LLC 3
(Executive Offices)
2702 W. Valley Hwy No.           Avalon Island LLC      11/30/2015       $204,0001           Approx. 8 acres; building         No
Auburn, Washington 98001                                                                     33,000 sq. ft.

500 Prospect Lane                Owned                  N/A              N/A                 Approx. 1.5 acres; building       N/A
Moxee, Washington 98936                                                                      4,320 sq. ft.
(Subleased to 3rd Party)

1455 Glendale Ave.               McLain-Rubin Realty    09/30/2007       $276,0002           Approx. 5 acres; building         No
Sparks, Nevada 89431             Company, LLC 3                                              22,475 sq. ft.

25886 Clawiter Road              Clawiter Asso., LLC    11/30/2004       $108,9001           Approx. 2.8 acres; building       No
Hayward, California 94545                                                                    21,580 sq. ft.

3540 D Regional Parkway          Soiland                02/28/2005       $57,6001 plus       Approx. 1.25 acres; building      No
Santa Rosa, California  95403                                            annual CPI          5,140 sq. ft.
                                                                         adjustments

1751 Bell Avenue                 McLain-Rubin Realty    09/30/2007       $228,0002           Approx. 8 acres; building.        No
Sacramento, California 95838     Company, LLC 3                                              35,940 sq ft.

8271 Commonwealth Avenue         M.E. Robinson &        03/31/2005       $93,960             N/A                               No
Buena Park, CA 90621-2537        Lois Robinson

2535 Ellis Street                Hart Enterprises       04/30/2005       $33,600             Approx. 2 acres; building         Yes
Redding, California 96001                                                                    6,200 sq. ft.

                                                        Expiration       Annual              Size/Square                    Purchase
Location and Use                 Lessor                 Date             Rental              Feet                           Options
-----------------                ------                 ----             ------              ----                           -------
1041 S Pershing Ave              Raymond Investment     03/14/2006       $49,689             Approx. .5 acres; building        Yes
Stockton, CA   95206             Corp                                                        1,794 sq. ft.

723 15th Street                  Mark Flerchinger       Month to         $20,400             Approx. 1.2 acres; building       Yes
Clarkston, Washington 99403                             Month                                3,750 sq. ft.

2020 E. Third Avenue             Owned                  N/A              N/A                 Approx. 4 acres; building         N/A
Anchorage, Alaska 99501                                                                      15,650 sq. ft.

3511 International Street        Wingless               11/30/2009       $78,000             Approx. 1.5 acres; building       No
Fairbanks, Alaska 99701          Properties                                                  8,500 sq. ft.

1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.
2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.
3  Related party lease.
4  Renewal in process.
--------------------------------------------------------------------------------


     The Company's operating facilities at July 31, 2004 were separated into eight "hub" outlets and seven "sub-stores". In addition, the Company maintains its headquarter operations in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn and Spokane, Washington; Portland, Oregon; Sparks, Nevada; Hayward, Buena Park, and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Mukilteo and Clarkston, Washington; Salem, Oregon; Santa Rosa, Stockton, and Redding, California; and Fairbanks, Alaska.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

     The Company's stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2004 and July 31, 2003 were as follows:

                                                                High       Low
                                                               ------     ------
     Fiscal 2004
     1ST QUARTER - August 1, 2003 through October 31, 2003     $ 0.45     $ 0.15

     2ND QUARTER - November 1, 2003 through January 31, 2004   $ 0.43     $ 0.32

     3RD QUARTER - February 1, 2004 through April 30, 2004     $ 0.41     $ 0.35

     4TH QUARTER - May 1, 2004 through July 31, 2004           $ 0.40     $ 0.26

     Fiscal 2003
     1ST QUARTER - August 1, 2002 through October 31, 2002     $ 0.26     $ 0.11

     2ND QUARTER - November 1, 2002 through January 31, 2003   $ 0.24     $ 0.12

     3RD QUARTER - February 1, 2003 through April 30, 2003     $ 0.17     $ 0.10

     4TH QUARTER - May 1, 2003 through July 31, 2003           $ 0.20     $ 0.12


     The number of shareholders of record of the Company's Common Stock on July 31, 2004 was 495 and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 1,000 holders.

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

     Equity Compensation Plan Information
     ------------------------------------

------------------------------  -------------------------------------  -----------------------------  ------------------------------
Plan category                   Number of Securities to be issued      Weighted -average exercise     Number of securities remaining
                                upon exercise of outstanding options,  price of outstanding options,  available for future issuance
                                warrants and rights                    warrants and rights            under equity compensation
                                                                                                      plans (excluding securities
                                                                                                      reflected in column (a))
------------------------------  -------------------------------------  -----------------------------  ------------------------------
Equity compensation plans
approved by security holders                  1,600,000                            $.50                          50,000
------------------------------  -------------------------------------  -----------------------------  ------------------------------
Equity compensation plans not
approved by security holders                     --                                 --                             --
------------------------------  -------------------------------------  -----------------------------  ------------------------------

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following selected financial data have been derived from the audited financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Fiscal Year Ended July 31,
                                      2004         2003         2002         2001          2000
-------------------------------------------------------------------------------------------------
Net sales                           $115,516     $102,396     $107,988     $139,902      $155,637
Gross profit                        $ 14,170     $ 13,526     $  7,763     $  9,820      $ 11,538
  (% of sales)                          12.3         13.2          7.2          7.0           7.4
Selling, general and
  administrative                    $  9,594     $  9,955     $ 10,199     $ 12,840      $ 13,534
  (% of sales)                           8.3          9.4          9.4          9.2           8.7
(Loss) income before
  income taxes                      $  1,961     $    460     $ (9,971)    $ (7,537)     $ (6,419)
  (% of sales)                           1.7           .4         (9.2)        (5.4)         (4.1)
Tax rate (%)                              48           10          0.5            4            12
Net (loss) income                   $  1,913     $    412     $(10,019)    $ (7,842)     $ (7,198)

Net (loss) income per
  basic & dilutive common
  share                             $    .19     $    .08     $  (2.50)    $  (2.30)     $  (2.18)
Shares used in basic &
  dilutive earnings per
  share calculations                  10,130        5,336        4,003        3,403         3,306

Working capital deficit             $(12,800)    $(17,590)    $(24,390)    $(20,102)     $(15,910)
Long-term debt (including
  capital leases and deferred
  lease income)                     $    902     $    880     $    928     $  3,469      $ 10,796
Stockholders' equity (deficit)      $    102     $ (1,811)    $ (3,136)    $  6,751      $ 14,381
Total assets                        $ 55,024     $ 54,466     $ 60,116     $ 93,092      $122,710

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

     For the last four years, the Company has concentrated on consolidating or closing stores to improve operating efficiency and profitability. Store activity for the last three years is summarized as follows:

--------------------------------------------------------------------------------------------------
Fiscal    No. of Stores at    No. of Stores    No. of Stores    No. of Stores    No. of Stores at
 Year    Beginning of Year       Opened         Closed/Sold       Acquired         End of Year
------  -------------------  ---------------  ---------------  ---------------  ------------------
 2002            18                 0                3                0                 15
------  -------------------  ---------------  ---------------  ---------------  ------------------
 2003            15                 0                0                0                 15
------  -------------------  ---------------  ---------------  ---------------  ------------------
 2004            15                 0                0                0                 15
--------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

FISCAL YEAR 2004, AS COMPARED WITH FISCAL YEAR 2003

     The Company reported net revenues for fiscal 2004 of $115,516,000 compared with net revenues of $102,396,000 for fiscal 2003. Stores opened longer than 12 months showed an overall revenue increase of 12.8 percent from prior year revenue reflecting a slight recovery in economic conditions. During 2004, there were no new stores opened or additional store closures.

     For fiscal 2004, the Company reported net income of $1,913,000 or $ .19 per share compared with net income of $412,000 or $ .08 per share in fiscal 2003. The increase in net income is primarily a result of increased sales and continued efforts by management to minimize administrative expenses.

     Gross margin was 12.3 percent during fiscal 2004 which was slightly lower than the 13.2 percent gross margin during fiscal 2003. The decrease in 2004, is due in part to management's continued successful efforts in reducing inventory levels, particularly of older inventory which were sold at slightly lower prices than those of the prior year. Also contributing to lower margins in 2004, are changes in sales mix, which reflect a greater number of new and used equipment sales transactions which traditionally carry lower margins, thus lowering the weighted average gross margin percent. Inventory reserves and allowances are slightly lower in 2004 ($4.2 million) than 2003 ($4.8 million) due to the Company's ability to sell off such older equipment as described above with very little application of obsolescence reserves to the sales. The Company continues to focus its sales efforts on specialty and niche lines.

     Selling, general, and administrative expenses were $ 9,594,000 or 8.3 percent of revenues for fiscal 2004 compared to $9,955,000 or 9.7 percent of sales for fiscal 2003. The decrease in selling, general, and administrative expenses resulted in part from the concentrated effort by management to reduce expenses primarily in the area of payroll and payroll related costs.

     Interest expense for fiscal 2004 was $2,767,000, down from $3,363,000 in fiscal 2003 due to a combination of a decrease in interest rates and lower inventory levels. The Company has a inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. This agreement expired on December 31, 2001. As of June 21, 2002, the Company entered into a Forbearance Agreement with GE, under the terms of which GE raised the interest rate to prime plus 4% while the Company was in default and required the Company to pay $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2002. As of July 31, 2003 and July 31, 2004 the Company remained in technical default of its loan agreement. As of August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The agreement expires on December 31, 2004. See LIQUIDITY AND CAPITAL RESOURCES below for a description of the status of the GE facility. Management has used this facility to allow the Company to take greater discounts and to lower overall interest expense and to provide operating capital liquidity.

     On September 15, 2004 the Company acquired Arizona Pacific Materials LLC, a basalt and cinder mining company with operating mines in Phoenix and Flagstaff, Arizona. The purchase price was $3 million of which $2.5 million is being carried by the Seller as a note from the Company with interest at 5% and an installment payment of $2,000,000 plus accrued interest in 13 months from the date of purchase and the balance of principal and accrued interest due 19 months from the date of purchase.


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

     Gross margin was 13.2 percent during fiscal 2003 which is higher than the
7.2 percent gross margin during fiscal 2002. The increase in 2003, is due in part to managements successful efforts in reducing inventory levels, particularly of older inventory which were sold at higher prices than their marked down values. Also contributing to higher margins in 2003, are favorable changes in sales mix, which reflect a greater number of sales/service transactions with higher margins for repairs/servicing, parts and rental equipment, and the partial recovery of a weakening economy. Inventory reserves and allowances are lower in 2003 ($4.8 million) than 2002 ($7.8 million) due to the sell off of such older equipment as described above. The Company continues to focus its sales efforts on specialty and niche lines.

     Selling, general, and administrative expenses were $ 9,955,000 or 9.7 percent of revenues for fiscal 2003 compared to $10,199,000 or 9.4 percent of sales for fiscal 2002. The decrease in selling, general, and administrative expenses resulted in part from the concentrated effort by management to reduce expenses primarily in the area of payroll and payroll related costs.

     Interest expense for fiscal 2003 was $3,363,000, down from $4,114,000 in fiscal 2002 due to a combination of a decrease in interest rates and lower inventory levels. The Company has a inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The agreement expired on December 31, 2001. As of June 21, 2002, the Company entered into a Forbearance Agreement with GE, under the terms of which GE raised the interest rate to prime plus 4% while the Company was in default and required the Company to pay $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2002. As of July 31, 2003 the Company remained in technical default of its loan agreement. See LIQUIDITY AND CAPITAL RESOURCES below for a description of the status of the GE facility. Management has used this facility to allow the Company to take greater discounts and to lower overall interest expense and to provide operating capital liquidity.

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

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At July 31, 2004, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $ 14,561,000.

     The Company has an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement has not been renewed and the Company is operating under the agreement on a month to month basis. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company uses this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of July 31, 2004, approximately $31,710,000 was outstanding under the GE credit facility.

     On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. The agreement expired on December 31, 2002. As July 31, 2003 and July 31, 2004, the Company remained in technical default of its loan agreement. As of August 12, 2004, the Company entered into a Forbearance Agreement with GE. The agreement expires on December 31, 2004.

     During the year ended July 31, 2004, cash and cash equivalents remained relatively constant. The Company had negative cash flow from operating activities during the year of $ 1,899,000. The Company's cash flow from operating activities consisted primarily of an increase in accounts receivable of $2,293,000, a reduction of accounts payable of $2,752,000, depreciation of $5,513,000, offset by an increase in inventories of $4,239,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets. The Company paid down its short-term financing by $2,856,000 and increased its floor plan financing by $3,602,000 during the year.

     The Company's cash and cash equivalents was approximately $9,309 as of July 31, 2004. The Company cannot fund current levels of operations without the continued availability of borrowing from its current lender GE. Under the existing credit facility, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. To fund operations, the Company must request advances from GE under its credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations.

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

     Our obligations and the period in which they are scheduled to become due are set forth in the following table:

                                              Due in Less       Due in         Due in       Due after
Obligation                        Total       Than 1 Year    in 1-3 Years   in 4-5 Years     5 Years
-------------------------      -----------    -----------    -----------    -----------    -----------
Long Term Debt                 $    71,271    $    15,838    $    47,514    $     7,919    $       --

Capital Lease Obligation         1,466,908        110,908        388,000        264,000        704,000

Employment Contract
  Obligations                    1,842,387        614,129      1,228,258            --             --

Operating Leases                 5,530,659      1,467,787      2,773,032        614,840        675,000
                               -----------    -----------    -----------    -----------    -----------
Total Cash Obligations         $ 8,911,225    $ 2,208,662    $ 4,436,804    $   886,759    $ 1,379,000
                               ===========    ===========    ===========    ===========    ===========

As of July 31, 2004, our obligations included approximately $ 381,000 in various state sales taxes.

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

RECENT ACCOUNTING STANDARDS

The following pronouncement have been issued by the FASB.

In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company's consolidated financial statements for the year ended July 31, 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2004, the Company had variable rate floor plan payables, notes payable, and long-term debt of approximately $47.2 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.47 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for
         the years ended July 31, 2004, 2003, and 2002                       F-1
     Consolidated Balance Sheets as of July 31, 2004 and 2003                F-2
     Consolidated Statements of Stockholders' Equity/(Deficit)
         for the years ended July 31, 2004, 2003, and 2002                   F-3
     Consolidated Statements of Cash Flows for
         the years ended July 31, 2004, 2003, and 2002                       F-4
     Notes to Consolidated Financial Statements                              F-5
     Report of Independent Auditors'                            F-17, F-18, F-19

Financial Statement Schedule:

     Report of Independent Registered Public Accounting
       Firms - Financial Statement Schedule                     F-20, F-21, F-22
     Schedule II - Valuation and Qualifying Accounts                        F-23



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

          Western Power & Equipment Corp. engaged Marcum & Kliegman LLP as its new independent registered public accounting firm as of May 1, 2003. During the two fiscal years and the subsequent interim period prior to the engagement of Marcum & Kliegman LLP on May 1, 2003, Western Power & Equipment Corp. did not consult with Marcum & Kliegman LLP regarding the application of accounting principles to any specific transaction, whether completed or proposed; on the type of audit opinion that might be rendered on Western Power & Equipment Corp.'s financial statements; or on any matter that was either the subject of a disagreement or a reportable event.


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

          As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

     Directors

The following table sets forth the name and age of each of the Company's directors, as well as the length of time which each director has served.

     Name                             Age      Director Since
     ---------------------------      ---      --------------
     Robert M. Rubin                   63           1992
     C. Dean McLain                    50           1993
     Michael Metter                    53           2003
     Steven Moskowitz                  40           2003

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

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The Compensation Committee of the Board of Directors (the "Committee") is currently composed of two non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 2004, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

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

                                Long-Term
                                                                              Compensation
                                       Annual Compensation                       Awards
                                    --------------------------   ---------------------------------------
                                                                 Other Annual   Number of     All Other
Name and Principal Position         Year    Salary      Bonus    Compensation    Options    Compensation
---------------------------         ----   --------   --------   ------------   ---------   ------------
Robert M. Rubin                     2004       --         --          --            --        $200,000
Consultant; former Chairman(1)      2003       --         --          --            --        $615,413
                                    2002       --         --          --            --        $332,000

C. Dean McLain                      2004   $424,805   $189,491     $   858          --            --
President, CEO, Chairman            2003   $399,633   $ 15,000        --            --        $415,413
   of the Board(2)                  2002   $393,300   $135,000     $   967          --        $ 31,199

Mark J. Wright                      2004   $190,618   $ 10,000     $ 9,000          --            --
Vice President of Finance           2003   $208,255   $ 75,000        --            --            --
   and CFO                          2002   $176,481   $ 75,000     $ 9,000          --        $  7,718

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

                                      III-3

     Option Grants in Last Fiscal Year

     The following table provides information regarding individual grants of stock options to each executive officer in fiscal 2004.

                                Individual Grants                             Potential Realizable Value
                               % of Total Options                                  at Assumed Annual
                              Granted to Employees                               Rates of Stock Price
                    Options        in Fiscal         Exercise   Expiration      Appreciation for term
      Name          Granted          Year              Price      Date            5%            10%
---------------     -------   --------------------   --------   ----------      ------        -------
C. Dean McLain        --             N/A               N/A         N/A           N/A            N/A

Robert M. Rubin       --             N/A               N/A         N/A           N/A            N/A

Mark J. Wright        --           100,000           $ .35      11/14/13       $22,011        $55,781

     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information concerning the exercise of stock options during the fiscal 2004 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                                                                 Value of
                                                Number of Unexercised         Unexercised In-
                       Shares                        Options at              the-money options
                    Acquired on    Value          Fiscal Year-End           at Fiscal Year-End
Name                  Exercise    Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
----------------    -----------   --------   -------------------------   -------------------------
C. Dean McLain          --           --               500,000                       N/A

Robert M. Rubin         --           --               500,000                       N/A

Mark J. Wright          --           --               200,000                       N/A


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

     Effective as of August 1, 2000 Mr. McLain entered into an employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. Mr. McLain received a $197,000

                                      III-4
bonus during the Company's 2004 fiscal year. In addition, Mr. McLain receives the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.

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


ITEM 12. SECUTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. The Company's outstanding voting securities at the close of business on October 25, 2004, consisted of 10,130,000 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The Common Stock does not have cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Western Power & Equipment Corp., 6407-B North East 117th Avenue, Vancouver, WA 98662.

Name and Address                             Shares               Percentage
----------------                      Beneficially Owned(1)   Beneficially Owned
                                      ---------------------   ------------------

C. Dean McLain(2)(6)(7)                    3,857,419                38.1%

Robert M. Rubin(3)(4)(6)                     500,000                 4.9%

The Rubin Family Irrevocable Stock
   Trust(4)  3,369,419                         33.3%

Mark J. Wright(5)                            200,000                 2.0%

Steven Moskowitz(10)                          50,000                    *

Michel Metter(9)                              50,000                    *

American United Global, Inc.
11108 NE 106th Place
Kirkland, WA 98033                         1,222,586                12.1%

JSC, LLC(7)
38207 NE Gerber Rd.
Yacolt, WA  98675                            588,000                 5.8%

All officers and directors as a group
  (5 persons)(8)                           4,657,419                46.0%

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

(2) Includes Mr. McLain's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 362,000 shares of AUGI common stock. Mr. McLain's beneficial ownership of AUGI common stock represents 18.1 percent of AUGI voting stock as of October 27, 2004.

(3) Includes Mr. Rubin's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes the shares of the Company's common stock held by the Rubin Family Irrevocable Stock Trust (the "Trust"). Excludes Mr. Rubin's indirect ownership in the Company through his beneficial ownership of 80 shares and options to purchase 33,600 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI common stock represents
1.7 percent of AUGI voting stock as of October 27, 2004.

(4) Mr. Rubin, a grantor of the Trust, does not have sole or shared voting or dispositive power over the shares of the Company's common stock held by the Trust, and disclaims any beneficial ownership of the shares of the Company's common stock held by the Trust.

(5) Includes options to purchase 200,000 shares of the Company's common stock.

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

(9) Excludes Mr. Metter's indirect ownership in the Company through his ownership of exercisable options to acquire 150,000 shares of AUGI, the Company's principal stockholder. Mr. Metter's beneficial ownership of AUGI voting stock represents 7.5 percent of AUGI voting stock as of October 27, 2004. Includes options to purchase 50,000 shares of the Company's common stock.

(10) Includes options to purchase 50,000 shares of the Company's common stock.


Security Ownership of Management

     The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of the Common Stock as of October 27, 2004 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

                                      III-6

Shares Held By Directors and Named Executive Officers

     Set forth in the table below is information concerning the ownership, as of the close of business on October 27, 2004, of the Common Stock by the Company's directors and Named Executive Officers and all directors and present executive officers as a group.

--------------------------------------------------------------------------------
                                       Amount and Nature of
Name and Address                      Beneficial Ownership(1)     Percent (1)
--------------------------------------------------------------------------------

C. Dean McLain (2)                          3,857,419                38.1%

Mark J. Wright (3)                            200,000                 2.0%

Robert M. Rubin (4)                           500,000                 4.9%

--------------------------------------------------------------------------------
All directors and executive
officers as a group (3 persons)             4,657,419                46.0%
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

(2) Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 362,000 shares of AUGI common stock. Includes Mr. McLain's direct beneficial ownership exercisable options to acquire 500,000 shares of the Company's common stock and 588,000 shares of the Company's common stock held by the JSC LLC. Mr. McLain's beneficial ownership of AUGI common stock represents 2.4 percent of AUGI voting stock as at October 27, 2004.

(3) Includes exercisable stock options to purchase 200,000 shares of common stock of the Company issued to Mr. Wright for services rendered to the Company.

(4) Includes Mr. Rubin's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes the shares of the Company's common stock held by the Rubin Family Irrevocable Stock Trust (the "Trust"). Excludes Mr. Rubin's indirect ownership in the Company through his beneficial ownership of 80 shares and options to purchase 33,600 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI common stock represents 1.7 percent of AUGI voting stock as of October 27, 2004.

Shares Held by Certain Other Stockholders

The following table sets forth, as of the close of business on October 27, 2004, certain information with respect to each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, other than the directors set forth in the Directors and Named Executive Officers Ownership Table above.

                                      III-7

-----------------------------------------------------------------------------
                                           Amount and Nature of
Name and Address                         Beneficial Ownership(1)   Percent(1)
--------------------------------------  -------------------------  ----------
American United Global, Inc.
("AUGI")
2489 152nd Avenue NE
Richmond, WA, 98052 (2)                         1,222,586             10.3%
-----------------------------------------------------------------------------
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

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

On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98,000. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular

                                      III-8
maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         ---------------------------------------

AUDIT FEES

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2004 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended July 31, 2004 were $ 107,525.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2003 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2003 were $ 134,232.

AUDIT RELATED FEES

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2004 or July 31, 2003 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2004 or July 31, 2003 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

TAX FEES

No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2004.

No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2003.

ALL OTHER FEES

No fees were billed by Marcum & Kliegman LLP for any other services rendered by them during the fiscal years ended July 31, 2004 and July 31, 2003.

Since January 1, 2003, the audit committee has adopted policies and procedures for pre-approving all non-audit work performed by the auditors. Specifically, the committee must pre-approve the use of the auditors for all such services. The audit committee has pre-approved all non-audit work since that time and in making its determination has considered whether the provision of such services was compatible with the independence of the auditors.

                                      III-9

Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2004 and 2003 were compatible with maintaining their independence.


































                                     III-10

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

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

        10.17 Western Power & Equipment Corp.'s Code of Ethics adopted on November 6, 2003.

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

(C) EXHIBITS
    --------

    See (a)(3) above.

(D) ADDITIONAL FINANCIAL STATEMENT SCHEDULES See (a)(2) above.
    ----------------------------------------------------------

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED JULY 31,
                                                ----------------------------------------
                                                   2004           2003           2002
                                                ----------     ----------     ----------
Net revenues
      Product sales                             $  104,767     $   92,461     $   96,723
      Service revenue                                5,499          4,978          5,517
      Rental revenue                                 5,250          4,957          5,748
                                                ----------     ----------     ----------
  Total net revenues                               115,516        102,396        107,988

Cost of goods sold
      Product sales                                 92,505         80,256         90,261
      Service revenue                                4,355          4,289          4,945
      Rental revenue                                 4,486          4,325          5,019
                                                ----------     ----------     ----------
  Total cost of goods sold                         101,346         88,870        100,225
                                                ----------     ----------     ----------


Gross profit                                        14,170         13,526          7,763

Selling, general and administrative expenses         9,594          9,955         10,199
Impairment of goodwill and write-down of
  property, plant and equipment                         --             --          3,478
                                                ----------     ----------     ----------

Income (loss) from operations                        4,576          3,571         (5,914)

Other income (expense):
      Interest expense                              (2,767)        (3,363)        (4,114)
      Other income                                     152            252             57
                                                ----------     ----------     ----------
  Total other income (expense)                      (2,615)        (3,111)        (4,057)
                                                ----------     ----------     ----------

Income (loss) before income taxes                    1,961            460         (9,971)

Provision for income taxes                              48             48             48
                                                ----------     ----------     ----------
Net income (loss)                               $    1,913     $      412     $  (10,019)
                                                ==========     ==========     ==========

Income (loss) per common share -
  basic & dilutive                              $      .19     $      .08     $    (2.50)
                                                ==========     ==========     ==========

Weighted Average Outstanding Common Shares
  for Basic and Dilutive EPS                        10,130          5,336          4,003
                                                ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     JULY 31,       JULY 31,
                                                                    -------------------------
                                                                       2004           2003
                                                                    ----------     ----------
ASSETS
------
Current assets:
  Cash and cash equivalents                                         $        9     $        8
  Restricted cash                                                          408            400
  Accounts receivable, less allowance for doubtful accounts
    of $938 and $555                                                    11,660          9,779
  Inventories                                                           28,938         27,494
  Prepaid expenses                                                         205            126
                                                                    ----------     ----------
      Total current assets                                              41,220         37,807
                                                                    ----------     ----------

Fixed assets (net):
  Property, plant and equipment                                          2,620          2,843
  Rental equipment fleet                                                11,053         13,663
                                                                    ----------     ----------
      Total fixed assets                                                13,673         16,506
                                                                    ----------     ----------

Other Assets                                                               131            153
                                                                    ----------     ----------
Total assets                                                        $   55,024     $   54,466
                                                                    ==========     ==========
LIABILITIES & STOCKHOLDERS' DEFICIENCY
--------------------------------------
Current liabilities:
  Borrowings under floor plan financing                             $   14,561     $   10,959
  Short-term borrowings - GE line of credit                             31,710         34,566
  Convertible debt                                                          50             63
  Notes payable                                                             12             --
  Accounts payable                                                       5,461          8,214
  Accrued payroll and vacation                                           1,194            572
  Other accrued liabilities                                              1,005            984
  Capital lease obligations                                                 27             39
                                                                    ----------     ----------
      Total current liabilities                                         54,020         55,397
                                                                    ----------     ----------
Non current liabilities:
  Capital lease obligations                                                853            880
  Notes payable                                                             49             --
                                                                    ----------     ----------
      Total non current liabilities                                        902            880

      Total liabilities                                                 54,922         56,277
                                                                    ----------     ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock-10,000,000 shares authorized; none outstanding            --             --
  Common stock, $.001 par value - 20,000,000 shares authorized and 10,130,000 shares and 10,130,000 shares outstanding, as of
  July 31, 2004 and 2003 respectively                                       10             10
  Additional paid-in capital                                            16,933         16,933
  Accumulated deficit                                                  (15,997)       (17,910)
  Less common stock in treasury, at cost (130,300 shares)                 (844)          (844)
                                                                    ----------     ----------
      Total stockholders' equity (deficiency)                              102         (1,811)
                                                                    ----------     ----------
Total liabilities and stockholders' equity (deficiency)             $   55,024     $   54,466
                                                                    ==========     ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                   COMMON STOCK                                                      TOTAL
                             ------------------------    ADDITIONAL                               STOCKHOLDERS'
                               NUMBER                      PAID-IN     ACCUMULATED    TREASURY       EQUITY
                              OF SHARES      AMOUNT        CAPITAL       DEFICIT        STOCK     (DEFICIENCY)
                             ----------    ----------    ----------    ----------    ----------    ----------
Balance at
  July 31, 2001               3,403,162             4        15,894        (8,303)         (844)        6,751

Issuance of Stock               600,000             1           131            --            --           132

Net loss                             --            --            --       (10,019)           --       (10,019)
                             --------------------------------------------------------------------------------
Balance at
  July 31, 2002               4,003,162    $        5    $   16,025    $  (18,322)   $     (844)   $   (3,136)

Issuance of Stock-
compensation                  5,538,838             4           827            --            --           831

Issuance of Stock-
in lieu of interest             588,000             1            81            --            --            82

Net lncome                           --            --            --           412            --           412
                             --------------------------------------------------------------------------------
Balance at
  July 31, 2003              10,130,000            10        16,933       (17,910)         (844)       (1,811)

Net Income                           --            --            --         1,913            --         1,913
                             --------------------------------------------------------------------------------
Balance at
  July 31, 2004              10,130,000    $       10    $   16,933    $  (15,997)   $     (844)   $      102
                             ==========    ==========    ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED JULY 31,
                                                            ----------------------------------------
                                                               2004           2003           2002
                                                            ----------     ----------     ----------
Cash flows from operating activities:
  Net Income (loss)                                         $    1,913     $      412     $  (10,019)
  Adjustments to reconcile net loss to Net
  cash provided by operating activities:
       Depreciation                                              5,513          6,021          7,950
       Amortization                                                 --             --            125
       Bad debts                                                   412            170             83
       Impairment of goodwill and write-down
          of property, plant and equipment                          --             --          3,478
  Write-off of disputed financing receivables                       --             --          1,983
  Gain on sale of fixed assets                                  (1,010)          (421)          (606)
  Non-cash stock compensation expense                               --            831            132
  Non-cash stock interest expense                                   --             82             --
  Changes in assets and liabilities
       Accounts receivable                                      (2,293)           355          1,925
       Restricted cash                                              (7)           140           (298)
       Inventories                                              (4,239)        (3,335)        14,716
       Prepaid expenses                                            (79)           (78)           249
       Notes receivable current                                     --            122           (122)
       Accounts payable                                         (2,752)            74         (3,692)
       Accrued payroll and vacation                                622            (87)        (1,095)
       Other accrued liabilities                                    21             (1)          (723)
       Income taxes receivable/payable                              --             --             (7)
                                                            ----------     ----------     ----------
       Net cash provided by operating activities                (1,899)         4,285         14,079
                                                            ----------     ----------     ----------

Cash flow from investing activities:
  Purchase of fixed assets                                        (267)          (167)          (308)
  Purchase of rental equipment                                  (5,401)        (2,119)        (5,129)
  Proceeds on sale of rental equipment                           6,723          4,910          5,548
  Proceeds on sale of fixed assets                                  68            156            309
  (Purchase) sale of other assets                                   22           (101)            18
                                                            ----------     ----------     ----------
       Net cash provided by investing activities                 1,145          2,679            438
                                                            ----------     ----------     ----------

Cash flows from financing activities:
  Principal payments on capital leases                             (38)           (35)            16
  Inventory floor plan financing                                 3,602            (15)        (3,251)
  Repayments of short-term financing - GE line of credit        (2,856)        (6,756)       (12,075)
  Convertible debt issuance                                         --             --            100
  Payments on convertible debt                                     (13)          (155)           (64)
  Long-term debt borrowings                                         66             --             --
  Long-term debt repayments                                         (6)            --             (8)
                                                            ----------     ----------     ----------
       Net cash used in financing activities                       755         (6,961)       (15,282)
                                                            ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents                     1              3           (765)
Cash and cash equivalents at beginning of year                       8              5            770
                                                            ----------     ----------     ----------
Cash and cash equivalents at end of year                    $        9     $        8     $        5
                                                            ==========     ==========     ==========

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 5 below, the Company has significant borrowings that require, among other things, compliance with certain financial ratios on a quarterly basis. As of July 31, 2004 the Company remained in technical default of its loan agreement but has entered into a Forbearance Agreement with the financial institution. The Forbearance Agreement expires on December 31, 2004. Accordingly, the financial institution may call the outstanding borrowings, which aggregated $31.7 million at July 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is in discussions with GE regarding further renewal or extension of the current credit facility. There can be no assurance that this agreement will be renewed. In addition, the Company is exploring alternative financing arrangements with other potential lenders. The Company's continuation as a going concern is dependent, in part, upon its ability to successfully establish the necessary financing arrangements to fund the business.

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

         RESTRICTED CASH

         In accordance with the borrowing agreement with GE, the Company has a cash account restricted by GE for the purpose of paying down the line of credit and accordingly has been recorded as a current asset. Restricted cash totaled $408 and $400 at July 31, 2004 and 2003, respectively.

         ACCOUNTS RECEIVABLE

         Accounts receivable are reported net of an allowance for doubtful accounts, future returns, and markdowns and allowances. The allowance was determined by management to be adequate based on a periodic review of the status of the individual accounts receivable and the volume of returns.

         INVENTORIES

         Inventories (new and used) are stated at cost, which was lower than market. Cost is determined using the first-in, first-out (FIFO) method for parts inventories and the specific identification method for equipment inventories. The Company utilizes recent sales information, third party valuation guides and recent auction results as well as judgments of inventory managers within the Company to determine the net realizable value of inventory. For the year ended July 31, 2004, inventory reserves and allowances decreased due to the sale of older equipment inventory.

         INTANGIBLE ASSETS

         The Company evaluates the recoverability of it's goodwill and other intangibles in accordance with the Statement of Financial Accounting Board "SFASB" No. 142, Goodwill and Other Intangible Assets. As of July 31, 2004, the Company has not identified any impairment. As of July 31, 2002 the Company recorded an impairment loss of goodwill in the amount of $2,525 million.

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

         LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" at each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lived assets. The existence of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value of the assets. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The amount of any such impairment is determined by comparing the discounted future cash flows noted above with the associated carrying value of the assets. As of July 31, 2004 the Company has not identified any impairment.

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

         ADVERTISING EXPENSE

         The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2004, 2003 and 2002 was $82, $87, and $176 respectively.

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

         TREASURY STOCK

         In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock. As of July 31, 2004 and 2003 the Company held 130,300 shares in treasury stock.

         RECLASSIFICATIONS

         Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on net loss or cash flows as previously reported.

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

         Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There were no common stock equivalents consisting of options which were required to be included in the calculation of diluted income (loss) per share for the periods presented. Outstanding options as of July 31, 2004 totaled 1,600,000.

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

         Year Ended July 31, 2004
         ------------------------                         Basic      Diluted
                                          Net income      E.P.S.      E.P.S.
                                          ----------      -----      -------
         As Reported                      $    1,913        .19          .19
         Less stock-based employee
            compensation cost, net
            of tax effect, under
            fair value accounting         $     (141)      (.01)        (.01)
                                          ----------      -----      -------
         Pro Forma                        $    1,772        .18          .18


         Year Ended July 31, 2003
         ------------------------                         Basic      Diluted
                                          Net income      E.P.S.      E.P.S.
                                          ----------      -----      -------
         As Reported                      $      412        .08          .08
         Pro Forma                        $      412        .08          .08


         Year Ended July 31, 2002
         ------------------------                         Basic      Diluted
                                           Net Loss       E.P.S.      E.P.S.
                                          ----------      -----      -------
         As Reported                      $  (10,019)    ($2.50)      ($2.50)
         Pro Forma                        $  (10,019)    ($2.50)      ($2.50)

         Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS, the Company has computed for pro-forma disclosure purposes the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2004, 2003, and 2002 were:
                                            FY04          FY03         FY02
                                          --------      -------      -------
         Risk free interest rate            4.22%         N/A          N/A

         Expected dividend yield             N/A          N/A          N/A

         Expected life                        10          N/A          N/A

         Expected volatility                98.7%         N/A          N/A

         Adjustments for forfeitures are made as they occur. The options granted in FY04 were fully vested and exercisable as of year end. The weighted average fair value per share of the options granted in fiscal years 2004, 2003, and 2002 are $.32, $-0-, and $ -0-, respectively.

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                 YEAR ENDED JULY 31,
                                          ----------------------------------
                                            2004          2003         2002
                                          --------      -------      -------
         Cash paid (received) during the
         year for:
            Interest                      $  2,409      $ 3,363      $ 4,114
            Income taxes, net of refunds        15            1          (12)

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

         In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company's consolidated financial statements for the year ended July 31, 2004.

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

3.       INVENTORIES

         Inventories consist of the following:
                                                        JULY 31,     JULY 31,
                                                          2004         2003
                                                        -------      -------
         Equipment (net of reserve allowances
         of $3,427 and $4,493 respectively):
            New equipment                               $18,773      $15,460
            Used equipment                                4,294        5,370

         Parts (net of reserve allowance of
         $688 and $378 respectively)                      5,871        6,664
                                                        -------      -------
                                                        $28,938      $27,494
                                                        =======      =======

4.       FIXED ASSETS

         Fixed assets consist of the following:
                                                        JULY 31,     JULY 31,
                                                          2004         2003
                                                        -------      -------
         Property, plant, and equipment:
         Land                                           $   522      $   522
         Buildings                                        1,749        1,749
         Machinery and equipment                          3,136        3,092
         Office furniture and fixtures                    2,213        2,213
         Computer hardware and software                   1,539        1,525
         Vehicles                                         1,275        1,226
         Leasehold improvements                             985          967
                                                        -------      -------
                                                         11,419       11,294
         Less: accumulated depreciation                  (8,799)      (8,451)
                                                        -------      -------
         Property, plant, and equipment (net)           $ 2,620      $ 2,843
                                                        =======      =======

         Rental equipment fleet                         $17,545      $21,046
         Less: accumulated depreciation                  (6,492)      (7,383)
                                                        -------      -------
         Rental equipment (net)                         $11,053      $13,663
                                                        =======      =======

         Included in depreciation are charges related to certain inventory rentals under rent-to-purchase option agreements.

         As of July 31, 2004 and 2003 fixed assets (net) includes property under capital leases in the amount of $530 and $535 respectively.

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

         As of June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in technical default and required the Company to pay a $45 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired December 31, 2002.

         As of July 31, 2003 and July 31, 2004, the Company remained in technical default of its loan agreement. As of August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement will expire on December 31, 2004.

         All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:
                                                              JULY 31,
                                                        --------------------
                                     INTEREST RATE        2004         2003
                                     -------------      -------      -------
         Case Credit Corporation         Prime + 2%     $14,561      $10,959
                                           (6.75%)

         GE                           Prime + 4.00%      31,710       34,566
                                                        -------      -------
                                           (8.75%)      $46,271      $45,525
                                                        =======      =======

         If and when GE does call the debt, it will become immediately due and payable in full and the Company would not be able to operate if alternative financing is not obtained or the Company cannot renegotiate its line of credit with GE.

         In December 2000, the Company completed the sale of $182 principal amount of 10% convertible promissory notes due December 31, 2001. In March 2001, the Company completed the sale of an additional $100 principal amount of 10% convertible promissory notes due December 31, 2001. The notes are convertible, at the option of the holders, into common stock at a minimum conversion price of $1.50 per share. The Company could at its option, redeem the notes at the principal amount plus accrued interest any time prior to December 31, 2001. The Company elected to redeem the notes and is currently paying off the principal and accrued interest balances thereof. The balance of the unpaid principal and accrued interest on the convertible notes as of July 31, 2004 is $50.

6.       INCOME TAXES

         The current year's federal and state income tax provision consists substantially of minimum taxes. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                        YEAR ENDED
                                            ----------------------------------
                                            JULY 31,     JULY 31,     JULY 31,
                                              2004         2003         2002
                                            --------     --------     --------
         Statutory federal income tax rate     34.0%        34.0%       (34.0%)
         State income taxes, net of
            federal income tax benefit          5.0%         5.0%        (5.0%)
         Valuation allowance                      --           --        39.3%
         Utilization of NOLs                  (28.0%)      (27.0%)          --
         Other                                 (8.2%)       (1.8%)        0.2%
                                            --------     --------     --------
                                                2.8%        10.2%         0.5%
                                            ========     ========     ========

         Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:

                                                              YEAR ENDED
                                                         ---------------------
                                                         JULY 31,     JULY 31,
                                                           2004         2003
                                                         --------     --------
         Net Current Deferred Tax Assets:
            Inventory                                    $  2,011     $  2,527
            Accounts receivable allowance                     366          216
            Accrued vacation and bonuses                      160          123
            Other accruals                                     83           75
                                                         --------     --------

            Current Deferred Tax Asset                      2,620        2,941
            Less-Valuation Allowance                       (2,620)      (2,941)
                                                         --------     --------
            Net Current Deferred Tax Asset                     --           --
                                                         --------     --------


         Net Long-Term Deferred Tax Assets (Liability):
            Fixed Assets                                     (820)      (1,401)
            Goodwill and intangibles                          265          470
            NOL carryforwards                               4,374        4,552
                                                         --------     --------
            Long-term Deferred Tax Asset (Liability)        3,819        3,621
            Less- Valuation Allowance                      (3,819)      (3,621)
                                                         --------     --------
            Net Long-term Deferred Tax Asset (Liability) $     --     $     --
                                                         ========     ========

         The valuation allowance primarily relates to the federal and state net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $6,439 is provided.

         As of July 31, 2004 the Company has approximately $11 million of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2016 through 2021.

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

         The following summarizes the stock option transactions under the Company's stock option plans:

Weighted Average Shares Option Price

         Options outstanding July 31, 2001:    1,210,000            .56

         Exercised                                    --             --
         Surrendered                                  --             --
         Granted                                      --             --
                                               ---------      ---------

         Options outstanding July 31, 2002     1,210,000           0.56

         Exercised                                    --             --
         Surrendered                                  --             --
         Granted                                      --             --
                                               ---------      ---------

         Options outstanding July 31, 2003     1,210,000           0.56

         Exercised                                    --             --
         Canceled                                (50,000)          0.53
         Granted                                 440,000           0.35
                                               ---------      ---------

         Options outstanding July 31, 2004     1,600,000           0.51
                                               =========      =========

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at July 31, 2004:

--------------  -----------  --------  -----------  -----------  --------
                             WEIGHTED   WEIGHTED                 WEIGHTED
                 NUMBER OF    AVERAGE    AVERAGE     NUMBER OF    AVERAGE
                  OPTIONS    EXERCISE  CONTRACTUAL    OPTIONS    EXERCISE
EXERCISE PRICE  OUTSTANDING   PRICE  LIFE REMAINING EXERCISABLE    PRICE
--------------  -----------  --------  -----------  -----------  --------
    $4.375           10,000   $4.375       5.00         10,000    $4.375
--------------  -----------  --------  -----------  -----------  --------
    $0.531        1,150,000   $0.531       8.50      1,150,000    $0.531
--------------  -----------  --------  -----------  -----------  --------
    $0.350          440,000   $0.350       9.50        440,000    $0.350
--------------  -----------  --------  -----------  -----------  --------

8.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,458 and $1,425 for the years ended July 31, 2004 and 2003, respectively.

         Assets recorded under capital leases are recorded in fixed assets and are as follows:
                                                      JULY 31,      JULY 31,
                                                        2004          2003
                                                       ------        ------
         Capitalized asset value                       $  971        $  971
         Less accumulated amortization                   (441)         (384)
                                                       ------        ------
                                                       $  530        $  587
                                                       ======        ======

         Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2004, are as follows:

                                                      CAPITAL      OPERATING
         YEAR ENDING JULY 31,                          LEASES        LEASES
                                                       ------        ------
         2005                                             111         1,468
         2006                                             124         1,154
         2007                                             132         1,022
         2008                                             132           597
         2009                                             132           411
         Thereafter                                       836           879
                                                       ------        ------
         Total annual lease payments                   $1,467        $5,531
                                                                     ======
         Less amount representing interest, with imputed
            interest rates ranging from 6% to 15%         587
                                                       ------
         Present value of minimum lease payments          880
         Less current portion                              27
                                                       ------
         Long-term portion                             $  853
                                                       ======

         NOTES PAYABLE

         In November 2003, the Company purchased two vehicles through Ford Motor Credit at an interest rate of 7.23% maturing 02/28/09. Future minimum payments under these noncancelable notes payable as of July 31, 2004, are as follows:

                                                        NOTES
         YEAR ENDING JULY 31,                          PAYABLE
                                                       -------
         2005                                               16
         2006                                               16
         2007                                               16
         2008                                               16
         2009                                                8
                                                       -------
         Total annual payments                         $    72
         Less amount representing interest, with
            imputed interest rates of 7.23%                 11
                                                       -------
         Present value of minimum payments                  61
         Less current portion                               12
                                                       -------
         Long-term portion                             $    49
                                                       =======

         PURCHASE COMMITMENTS

         The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2004, such purchase commitments totaled $ 12,000.

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

9.       CONCENTRATION OF CREDIT RISK

         Case Corporation provided approximately 53%, 53% and 49% of our products for the years ending July 31, 2004, 2003 and 2002 respectively. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

10.      PRODUCT INFORMATION

         The Company's operations consist of one business segment. However, the Company evaluates performance based on revenue and gross margin of three distinct product categories. Revenue and gross margin by product categories are summarized as follows:

         ------------------    -------------    -------------    -------------
         BUSINESS COMPONENT      YEAR ENDED       YEAR ENDED       YEAR ENDED
            NET REVENUES       JULY 31, 2004    JULY 31, 2003    JULY 31, 2002
         ------------------    -------------    -------------    -------------
         Equipment Sales       $      82,011    $      71,215    $      73,909
         ------------------    -------------    -------------    -------------
         Equipment Rental              5,250            4,957            5,747
         ------------------    -------------    -------------    -------------
         Product Support              28,255           26,224           28,332
         ------------------    -------------    -------------    -------------
             Totals            $     115,516    $     102,396    $     107,988
         ------------------    -------------    -------------    -------------

         ------------------    -------------    -------------    -------------
         BUSINESS COMPONENT     YEAR ENDED       YEAR ENDED       YEAR ENDED
           GROSS MARGINS       JULY 31, 2004    JULY 31, 2003    JULY 31, 2002
         ------------------    -------------    -------------    -------------
         Equipment Sales       $       7,767    $       8,225    $       2,360
         ------------------    -------------    -------------    -------------
         Equipment Rental                763              668              727
         ------------------    -------------    -------------    -------------
         Product Support               5,640            4,633            4,676
         ------------------    -------------    -------------    -------------
             Totals            $      14,170    $      13,526    $       7,763
         ------------------    -------------    -------------    -------------

         Asset information by reportable product line is not reported, since the Company does not produce such information internally.

11.      UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                   QUARTER
                                               -----------------------------------------------       TOTAL
                                                 FIRST       SECOND        THIRD       FOURTH        YEAR
                                               --------     --------     --------     --------     --------
         Fiscal 2004:
            Net sales                          $ 27,732     $ 27,960     $ 26,426     $ 33,398     $115,516
            Gross Profit                          3,569        2,813        2,284        5,504       14,170
            Net income (loss)                       584         (238)        (702)       2,269        1,913
            Income (loss) per share - basic        0.06        (0.02)       (0.07)         .22          .19
            Income (loss) per share - diluted      0.06        (0.02)       (0.07)         .22          .19

                                                                   QUARTER
                                               -----------------------------------------------       TOTAL
                                                 FIRST       SECOND        THIRD       FOURTH        YEAR
                                               --------     --------     --------     --------     --------
         Fiscal 2003:
            Net sales                          $ 24,094     $ 24,663     $ 24,772     $ 28,867     $102,396
            Gross Profit                          3,461        3,430        2,784        3,851       13,526
            Net income (loss)                       279          223          110         (200)         412
            Income (loss) per share - basic        0.07         0.06         0.03        (0.02)        0.08
            Income (loss) per share - diluted      0.07         0.06         0.03        (0.02)        0.08


12.      SUBSEQUENT EVENTS

         On September 15, 2004 the Company acquired Arizona Pacific Materials LLC, a basalt and cinder mining company with operating mines in Phoenix and Flagstaff, Arizona. The purchase price was $3 million of which $500,000 was paid upon close. The remaining $2.5 million is being carried by the Seller as a note from the Company with interest at 5% and an installment payment of $2,000,000 plus accrued interest in 13 months from the date of purchase and the balance of principal and accrued interest due 19 months from the date of purchase.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheets of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Power & Equipment Corp. as of July 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the past the Company has incurred losses from operations and has a working capital deficit as of July 31, 2004 and 2003. Further, as discussed in Note 5 to the consolidated financial statements, the Company remained in technical default of its loan agreement but has entered into a Forbearance Agreement with the financial institution. The Forbearance Agreement will expire December 31, 2004. Accordingly, the financial institution may call the outstanding borrowings, which aggregated approximately $31.7 and $34.6 million at July 31, 2004 and 2003 respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                  /s/ Marcum & Kliegman LLP
                                                  ----------------------------
                                                  MARCUM & KLIEGMAN LLP
New York, New York
September 24, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of Western Power & Equipment Corp. (a Delaware Corporation) for the year ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows, in conformity with U. S. generally accepted accounting principles.

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


                                                           /s/ Moss Adams LLP
                                                           --------------------
                                                           MOSS ADAMS LLP
Beaverton, Oregon
October 15, 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audit of the consolidated financial statements referred to in our report dated September 24, 2004 appearing on page F-17 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                   /s/ Marcum & Kliegman LLP
                                                   -----------------------------
                                                   MARCUM & KLIEGMAN LLP

New York, New York
September 24, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNITNG FIRM
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audit of the consolidated financial statements referred to in our report dated October 15, 2002 appearing on page F-18 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                          /s/ Moss Adams LLP
                                                          ----------------------
                                                          MOSS ADAMS LLP


Beaverton, Oregon
October 15, 2002

                                   SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
             For the Fiscal Years Ended July 31, 2004, 2003 and 2002

                             (DOLLARS IN THOUSANDS)


                                      Balance at   Charged to   Charged to                Balance at
                                      Beginning     Costs and     Other                     End of
          DESCRIPTION                 of Period     Expenses     Accounts    Deductions     Period
          -----------                 ---------     --------     --------    ----------     ------

ACCOUNTS RECEIVABLE RESERVE:

  Fiscal year ended July 31, 2004      $  555        $  412       $ ---       $   (29)      $  938

  Fiscal year ended July 31, 2003         646           170         ---          (261)         555

  Fiscal year ended July 31, 2002         948            83         ---          (385)         646

INVENTORY RESERVE:

  Fiscal year ended July 31, 2004       4,871           239         ---          (995)       4,115

  Fiscal year ended July 31, 2003       8,056           546         ---        (3,731)       4,871

  Fiscal year ended July 31, 2002       7,771         6,616         ---        (6,331)       8.056

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WESTERN POWER & EQUIPMENT CORP.


                                             BY: /S/ C. DEAN MCLAIN
                                                 --------------------------
                                                 C. DEAN MCLAIN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                       TITLE                            DATE
     ---------                       -----                            ----

/S/ C. DEAN MCLAIN            PRESIDENT, CHIEF                  OCTOBER 29, 2004
----------------------        EXECUTIVE OFFICER,
C. DEAN MCLAIN                AND CHAIRMAN


/S/ MARK J. WRIGHT            VICE PRESIDENT OF FINANCE,        OCTOBER 29, 2004
----------------------        CHIEF FINANCIAL AND PRINCIPAL
MARK J. WRIGHT                ACCOUNTING OFFICER,
                              TREASURER AND SECRETARY


/S/ ROBERT M. RUBIN           DIRECTOR                          OCTOBER 29, 2004
----------------------
ROBERT M. RUBIN


/S/ MICHAEL METTER            DIRECTOR                          OCTOBER 29, 2004
----------------------
MICHAEL METTER


/S/ STEVEN MOSKOWITZ          DIRECTOR                          OCTOBER 29, 2004
----------------------
STEVEN MOSKOWITZ