Form 10-Q
period 2004-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2004-12-15
CIK 939729

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 2004
                         Commission File Number 0-26230


                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                  --------------------------------------------
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page
                                                                         Number

         Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
            October 31, 2004 (Unaudited) and July 31, 2004................ 3

          Condensed Consolidated Statements of Operations
            Three months ended October 31, 2004 (Unaudited)
            and October 31, 2003 (Unaudited).............................. 4

          Condensed Consolidated Statements of Cash Flows
            Three months ended October 31, 2004 (Unaudited)
            and October 31, 2003 (Unaudited).............................. 5

          Notes to Condensed Consolidated Financial Statements............ 6-11

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........... 12-15

         Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk............................................. 15

         Item 4. Controls and Procedures.................................. 15


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................ 16

         Item 2. Changes in Securities.................................... 16

         Item 3. Defaults Upon Senior Securities.......................... 16

         Item 4. Submission of Matters to a Vote of Security
                  Holders................................................. 16

         Item 5. Other Information........................................ 16

         Item 6. Exhibits and Reports on Form 8-K......................... 16

SIGNATURES................................................................ 17

ITEM 1.  FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        October 31,    July 31,
                                                           2004          2004
                                                         --------      --------
                                                        (Unaudited)
                ASSETS (PLEDGED)

Current assets:
     Cash and cash equivalents......................     $      9      $      9
     Restricted Cash................................          447           408
     Accounts receivable, less allowance for
       doubtful accounts of $932 and $938,
       respectively.................................        7,553        11,660
     Inventories....................................       31,477        28,938
     Prepaid expenses...............................          154           205
                                                         --------      --------
            Total current assets....................       39,640        41,220

Fixed assets:
     Property, plant and equipment (net)............        4,567         2,620
     Rental equipment fleet (net)...................        9,186        11,053
                                                         --------      --------
            Total fixed assets......................       13,753        13,673

Other assets........................................          131           131
                                                         --------      --------
Total assets........................................     $ 53,524      $ 55,024
                                                         ========      ========


               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under floor plan financing..........     $ 13,302        14,561
     Short-term borrowings..........................       26,722        31,710
     Convertible debt...............................           50            50
     Accounts payable and accrued expenses..........        7,023         5,461
     Accrued payroll and vacation...................          806         1,194
     Other accrued liabilities......................        1,047         1,005
     Notes payable net of deferred debt discount....        2,243            12
     Capital lease obligation.......................           25            27
                                                         --------      --------
         Total current liabilities..................       51,218        54,020

Long-term liabilities
     Notes Payable..................................          546            49
     Capital lease obligation.......................          847           853
                                                         --------      --------
      Total long-term liabilities...................        1,393           902
                                                         --------      --------
Total liabilities...................................       52,611        54,922
                                                         --------      --------
Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding..................           --            --
     Common stock-$.001 par value; 20,000,000
       shares authorized; 10,260,300 issued and
       10,130,000 outstanding.......................           10            10
     Additional paid-in capital.....................       17,225        16,933
     Accumulated deficit............................      (15,478)      (15,997)
     Less common stock in treasury, at cost
       (130,300 shares).............................         (844)         (844)
                                                         --------      --------
         Total stockholders' equity.................          913           102
                                                         --------      --------
Total liabilities and stockholders' equity..........     $ 53,524      $ 55,024
                                                         ========      ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                             October 31,
                                                         2004           2003
                                                       --------       --------

Net revenue.......................................     $ 26,744       $ 27,732

Cost of revenues (includes depreciation of
   $935  and $ 787 respectively)..................       23,413         24,163
                                                       --------       --------
Gross profit......................................        3,331          3,569

Selling, general and administrative expenses......        2,224          2,323
                                                       --------       --------
Operating income..................................        1,107          1,246

Other income (expense):
     Interest expense.............................         (623)          (722)
     Other income.................................           47             72
                                                       --------       --------
Income before income tax provision................          531            596

Income tax provision..............................           12             12
                                                       --------       --------
Net income........................................     $    519       $    584
                                                       ========       ========

Basic earnings per common share                        $   0.05       $   0.06
                                                       ========       ========
Diluted earnings per common share                      $   0.04       $   0.06
                                                       ========       ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                             Three Months Ended
                                                                 October 31,
                                                              2004        2003
                                                            -------     -------
Cash flows from operating activities:
     Net income.........................................    $   519     $   584
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................      1,622       1,676
     Bad Debts..........................................          2         114
     Amortization of debt discount......................         25          --
     Gain on sale of fixed assets and
            rental equipment............................       (226)       (461)
     Changes in assets and liabilities:
         Accounts receivable............................      4,105       1,950
         Restricted Cash................................        (39)        (78)
         Inventories....................................     (2,190)      2,368
         Prepaid expenses and other assets..............         51         (15)
         Accounts payable and accrued expenses..........      1,560      (1,033)
         Accrued payroll and vacation...................       (388)        (10)
         Other accrued liabilities......................         42         (26)
         Sale of other assets...........................         --          23
                                                            -------     -------
         Net cash provided by operating activities......      5,083       5,092
                                                            -------     -------

Cash flows from investing activities:
     Purchase of fixed assets...........................        (43)        (18)
     Purchases of rental equipment......................       (543)       (979)
     Purchase of assets of Arizona Pacific Materials,
     LLC................................................       (500)         --
     Proceeds on sale of fixed assets...................         21          --
     Proceeds on sale of rental equipment...............      1,739       1,718
                                                            -------     -------
     Net cash provided by investing activities..........        674         721
                                                            -------     -------

Cash flows from financing activities:
     Principal payments on capital leases...............         (8)         (9)
     Borrowings (payments) on floor-plan financing......     (1,259)     (2,620)
     Payments on short-term borrowings..................     (4,987)     (3,170)
     Notes Payable from purchase of Arizona Pacific
       Materials, LLC...................................        500          --
     Long term debt payments............................         (3)         --
     Payments on convertible debt.......................         --         (13)
                                                            -------     -------
Net cash used in financing activities...................     (5,757)     (5,812)
                                                            -------     -------

Decrease in cash and cash equivalents...................         --           1
Cash and cash equivalents at beginning of
 period.................................................          9           8
                                                            -------     -------
Cash and cash equivalents at end of period..............    $     9     $     9
                                                            =======     =======

Supplemental disclosures:
Interest paid...........................................    $   489     $   631
Income taxes paid.......................................          4          --

Supplemental schedule of non-cash investing and financing activities:

Notes payable issued for purchase of Arizona Pacific Materials, LLC in the amount of $2,500.

In connection with the $500 note payable related to the down payment at closing for the purchase of Arizona Pacific Materials, LLC, options valued at $292 were issued. See Note 9.

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Western Power & Equipment Corp and its wholly owned subsidiary, Arizona Pacific Materials, LLC, acquired in September 2004. See Note 9. All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended October 31, 2004 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2004 consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently in default on its short-term borrowing facility as discussed in Note 6 of these condensed consolidated financial statements, both of which create substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


2. ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's condensed consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2004.


3. EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options or convertible instruments. Total outstanding options as of October 31, 2004 totaled 3,600,000.

Earnings per common share is as follows:

                                                    Three Months Ended
                                                        October 31,
                                                   2004            2003
                                                 --------        --------
BASIC

Numerator:
Net income available to common
  shareholders                                   $    519        $    584
                                                 ========        ========
Denominator:
Weighted average shares
  outstanding                                      10,130          10,130
                                                 ========        ========
Basic earnings per common share                  $   0.05        $   0.06
                                                 ========        ========
DILUTED

Weighted average shares
  outstanding                                      10,130          10,130
Stock options                                         470             --
                                                 --------        --------
Denominator for diluted earnings
  per share                                        10,600          10,130
                                                 ========        ========
Diluted earnings per common
  Share                                          $   0.04        $   0.06
                                                 ========        ========


4. STOCK BASED COMPENSATION

As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro-forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

     Period Ended October 31, 2004
                                                           Basic      Diluted
                                           Net income      E.P.S.      E.P.S.

     As Reported                            $    519        .05         .04
     Pro Forma                              $    519        .05         .04

     Period Ended October 31, 2003
                                                           Basic      Diluted
                                           Net income      E.P.S.      E.P.S.

     As Reported                            $    584        .06         .06
     Pro Forma                              $    584        .06         .06

Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS, the Company has computed for pro-forma disclosure purposes the fair value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for periods ended October 31, 2004 and 2003 were:

                                               2004            2003
                                              ------          ------

     Risk free interest rate                   2.50            4.22

     Expected dividend yield                    N/A             N/A

     Expected life                               3              10

     Expected volatility                       90.5%           98.7%

During the quarter ended October 31, 2004, the Company issued stock options with an exercise price of $0.55 to related parties as part of a loan made to the Company for the purchase of Arizona Pacific Materials, LLC. The options vest over twelve months beginning October 2004 and are in effect for ten years. See
Note 9.

During the three months ended October 31, 2004, the Company granted 2,000,000 stock options in connection with the issuance of debt. The fair value of the options of $292,000 was recorded as a debt discount and is being amortized over the life of the debt which is twelve months. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of October 31, 2004 was 3,600,000.


5. INVENTORIES

Inventories and consist of the following:
                                                       October 31,     July 31,
                                                           2004          2004
                                                         -------       -------
     Equipment (net of reserve allowances of $3,382
      and $3,427, respectively):
       New                                               $20,223       $18,773
       Used                                                3,850         4,294

     Mining products                                       1,383           --

     Parts (net of reserve allowance of $762
      and $688, respectively)                              6,021         5,871
                                                         -------       -------
                                                         $31,477       $28,938
                                                         =======       =======

Mining comprises substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs comprise not only direct cost of production, but also an allocation of overhead including mine and other plant administrative expenses. Depreciation of equipment costs associated with mining operations are also included in inventory. Inventory is valued at the lower of cost or market, with cost generally stated on a last-in, first-out (LIFO) basis. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of October 31, 2004, the LIFO reserve was $195,000.


6. FIXED ASSETS

Fixed assets consist of the following:
                                                     October 30,      July 31,
                                                        2004            2004
                                                      -------         -------
     Operating property, plant and equipment:
       Land                                           $ 1,251         $   522
          Buildings                                     1,749           1,749
             Machinery and equipment                    3,958           3,136
       Office furniture and fixtures                    2,214           2,213
       Computer hardware and software                   1,365           1,539
       Vehicles                                         1,546           1,275
       Leasehold improvements                             985             985
                                                      -------         -------
                                                       13,068          11,419
       Less: accumulated depreciation                  (8,501)         (8,799)
                                                      -------         -------
     Property, plant, and equipment (net)             $ 4,567         $ 2,620
                                                      =======         =======

     Rental equipment fleet                           $15,110         $17,545
       Less: accumulated depreciation                  (5,924)         (6,492)
                                                      -------         -------
     Rental equipment (net)                           $ 9,186         $11,053
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

As of June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in technical default and required the Company to pay a $45 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. On August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At October 31, 2004, the Company continued to be in technical default of the GE Loan Agreement. The Company has requested but did not receive a waiver from GE. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time.

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.


8. PRODUCT INFORMATION

Revenue and gross margin by product categories are summarized as follows:


     Business product category                      Three Months Ended
     Net Revenues                                       October 31,
                                                  2004              2003
                                                --------          --------
     Equipment Sales                            $ 17,792          $ 18,772

     Equipment Rental                              1,467             1,479

     Mining Sales                                     93               --

     Product Support                               7,392             7,481
                                                --------          --------
     Total                                      $ 26,744          $ 27,732
                                                ========          ========

     Business product category                      Three Months Ended
     Gross Margins                                      October 31,
                                                  2004              2003
                                                --------          --------
     Equipment Sales                            $  1,538          $  1,709

     Equipment Rental                                273               416

     Mining Sales                                     (6)              --

     Product Support                               1,526             1,444
                                                --------          --------
     Total                                      $  3,331          $  3,569
                                                ========          ========


9. ACQUISITIONS

On September 8, 2004, Western Power & Equipment Corp. ("Western Power"), as the purchaser, Advanced Mineral Technology of Nevada, Inc., a Nevada Corporation, an outside consultant ("AMT"), as guarantor and Basalite Concrete Products, LLC, a Nevada limited liability company ("Basalite"), and Edith Greenburg Irrevocable Trust (the "Greenburg Trust"), collectively as Seller, entered into the Agreement for the Purchase of Arizona Pacific Materials, LLC (the "Purchase Agreement"). Western Power consummated the acquisition of Arizona Pacific Materials, LLC ("Arizona Pacific") through the purchase, effective as of September 15, 2004 (the "APM Acquisition"), of all the issued and outstanding membership interests of Arizona Pacific held by Basalite and the Greenburg Trust (collectively, the "Members") as the sole members thereof for a cash consideration of $500,000 paid at closing of the APM Acquisition (the "Closing ") and the issuance at Closing by Western Power of a note in the principal face amount of $2,500,000 (the "Western Power Note"), the repayment of which (Western Power Note) is guaranteed in full by AMT. The Company acquired substantially all the assets of APM and did not assume any of the liabilities.

The following table summarizes the allocation of the purchase price:

     Purchase Price:
     ---------------
       Cash                                     $  500,000
       Note payable to members                   2,500,000
                                                ----------
             Total Purchase Price               $3,000,000
                                                ==========
     Allocation of Purchase Price:
     ----------------------------
       Inventory                                $1,404,725
       Land                                        729,000
       Furniture, fixtures & equipment             866,275
                                                ----------
             Total Assets Acquired              $3,000,000
                                                ==========

The Western Power Note is to be paid in two installments, the first of which is due and payable within thirteen (13) months of the Closing in the amount of Two Million Dollars ($2,000,000) and the second installment is due and payable within nineteen (19) months of the Closing in the amount of the outstanding principal of $500,000 and accrued interest. The Western Power Note shall accrue simple interest at the rate of five percent (5%) per annum which interest shall commence accumulating from the closing.

Western Power issued notes to related parties for the $500,000 paid at closing, on behalf of Western Power by these related parties. Payment on these notes is due September 30, 2005 and accrues simple interest at the rate of five percent (5%) per annum. In addition the Company issued 2,000,000 options (associated with the $500,000 notes) on September 9, 2004 with an exercise price of $0.55 per share vesting over the twelve months beginning October 2004. The estimated expense for these options is $292,625 and is being amortized over the period of the related debt.

The following table of proforma unaudited information gives effect to the acquisitions of the assets from Arizona Pacific Materials, LLC as if such acquisition had occurred at the beginning of the periods shown.


                                                   THREE MONTHS ENDED
                                          OCTOBER 31, 2004     OCTOBER 31, 2003

Revenues                                    $ 26,795,379         $ 29,448,339
Net income                                  $    311,973         $    230,701
Net income per phare - basic
 and diluted                                         .03                 0.02


10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments are shown in the following tables.

                                                         Western Power &      Arizona Pacific
                                                         Equipment Corp        Materials, LLC         Total
     For the Three Months Ended October 31,2004
     Revenue                                                 $26,651              $    93            $26,744
                                                             =======              =======            =======
     Operating Income (Loss)                                 $ 1,248              $  (141)           $ 1,107
                                                             =======              =======            =======
     Net Income (Loss)                                       $   638              $  (119)           $   519
                                                             =======              =======            =======
     Capital Expenditures                                    $   655              $    69            $   724
                                                             =======              =======            =======
     Total identifiable assets at October 31, 2004           $50,564              $ 2,960            $53,524
                                                             =======              =======            =======

     For the Three Months Ended October 31, 2003
     Revenue                                                 $27,732              $     0            $27,732
                                                             =======              =======            =======
     Operating Income                                        $ 1,246              $     0            $ 1,246
                                                             =======              =======            =======
     Net Income                                              $   584              $     0            $   584
                                                             =======              =======            =======
     Capital Expenditures                                    $ 1,436              $     0            $ 1,436
                                                             =======              =======            =======
     Total identifiable assets at October 31, 2003           $55,024              $     0            $55,024
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

Results of Operations
---------------------

The Three Months ended October 31, 2004 compared to the Three Months ended October 31, 2003.

Revenues for the three-month period ended October 31, 2004 decreased 3.6% to $26.7 million compared with $ 27.7 million for the three-month period ended October 31, 2003. For the three-month period ended October 31, 2004 equipment sales decreased by 5.2%, equipment rental revenues decreased by .8% and product support revenues increased slightly over the comparative three month period ended October 31, 2003. Revenues were down from the prior year's comparative period as a result of a leveling of the prior year's improved economic conditions, especially in the Pacific Northwest.

The Company's gross profit margin of 12.5% for the three-month period ended October 31, 2004 was slightly lower than the prior year's comparative period margin of 12.9%. Gross margin for equipment sales was 8.6% compared to 9.1% for the prior year's comparative period. Equipment rental gross margin was 18.6% compared to 28.1% for the prior year's comparative period. Product support gross margin was 20.3% compared to 19.3% for the prior year's comparative period. The decrease in margins is associated with a change in the sales and rental mix of products.

For the three-month period ended October 31, 2004, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 8.3%, slightly lower than the 8.4% for the prior year's first quarter. The decrease from the prior year's comparative period reflects the Company's continued effort to reduce operating expenses and increase revenue levels.

Interest expense for the three months ended October 31, 2004 of $623,000 was down from $722,000 in the prior year comparative period. This decrease from the prior year's comparative period are the result of lower average interest rates and a lower balance on the GE facility.

The Company had net income for the quarter ended October 31, 2004 of $519,000 ($0.05 per basic share and $0.04 per diluted share) compared with a net income of $584,000 ($0.06 per basic and diluted share) for the prior year's comparative quarter.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At October 31, 2004, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $ 13,302,000.

The Company has an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement has not been renewed and the Company is operating under the agreement on a month to month basis. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company uses this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of October 31, 2004, approximately $26,722,000 was outstanding under the GE credit facility.

On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. On of August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. On of August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At October 31, 2004, the Company was in technical default of the GE Loan Agreement. The Company did not request and has not obtained a waiver. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time in full.

During the three months ended October 31, 2004 the Company had positive cash flow from operating activities during the quarter of $5,083,000. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $4,105,000, depreciation of $1,622,000, gain on sales of fixed assets and rental equipment of $226,000 and an increase in inventories of $2,190,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. The Company paid down its short-term financing by $4,987,000 during the three month period ending October 31,2004.

The Company's cash and cash equivalents was approximately $9,000 as of October 31, 2004. The Company's current level and anticipated available cash flow will not be sufficient to support the Company's operations during the next twelve months. The Company must have continued availability of borrowing from its current lender GE or it cannot fund current levels of operations. Under the existing credit facility with GE, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without continued borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations. The Company currently has no alternative sources of liquidity/borrowing available to it to meet its operating obligations.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 54% of the Company's net sales for the three months ended October 31, 2004 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 50% for the period ended October 31, 2003. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the nine months ended October 31, 2004. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At October 31, 2004, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $42.3 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               As of October 31, 2004, the Company was in default on its short-term borrowing facility with GE. The Company has not received a waiver of such default from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.


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

          (a)  Exhibits

               Exhibit 31     Rule 13a-14(a)/15d-14(a) Certification

               Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Repost Containing Financial Statements.*

               Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

          (b)  Reports on Form 8-K

               Form 8-K/A filed on November 29, 2004 and Form 8-K Amendment 2 filed on December 8, 2004 regarding the Company's acquisition of Arizona Pacific Materials, LLC.

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

     December 15, 2004

                               By: /s/ Mark J. Wright
                                   ---------------------------
                                   Mark J. Wright
                                   Vice President of Finance and
                                   Chief Financial Officer