Form 10-Q
period 2005-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2005-03-17
CIK 939729

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2005
                         Commission File Number 0-26230




                         WESTERN POWER & EQUIPMENT CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           91-1688446
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. number)
 incorporation or organization)


6407-B N.E. 117th Avenue, Vancouver, WA                        98662
---------------------------------------            -----------------------------
(Address of principal executive offices)                    (Zip Code)


               Registrant's telephone no.:    360-253-2346
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
                                                                          ------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  January 31, 2005 (Unaudited) and July 31, 2004...........    3

                  Condensed Consolidated Statements of Operations
                  Three months ended January 31, 2005 (Unaudited)
                  and January 31, 2004 (Unaudited).........................    4

                  Condensed Consolidated Statements of Operations
                  Six months ended January 31, 2005 (Unaudited)
                  and January 31, 2004 (Unaudited).........................    5

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended January 31, 2005 (Unaudited)
                  and January 31, 2004 (Unaudited).........................  6-7

                  Notes to Condensed Consolidated Financial Statements..... 8-14

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............15-18

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk..............................................   18

         Item 4.  Controls and Procedures..................................   18



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................   19

         Item 2.  Changes in Securities....................................   19

         Item 3.  Defaults Upon Senior Securities..........................   19

         Item 4.  Submission of Matters to a Vote of Security Holders......   19

         Item 5.  Other Information........................................   19

         Item 6.  Exhibits and Reports on Form 8-K.........................19-20


SIGNATURES ................................................................   21

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        January 31,      July 31,
                                                                           2005            2004
                                                                       ------------    ------------
                                                                        (Unaudited)
                             ASSETS (PLEDGED)
                             ----------------
Current assets:
    Cash and cash equivalents ......................................   $          9    $          9
    Restricted Cash ................................................            623             408
    Accounts receivable, less allowance for doubtful
       accounts of $906 and $938, respectively .....................          7,551          11,660
    Inventories ....................................................         26,422          28,938
    Prepaid expenses ...............................................            223             205
                                                                       ------------    ------------
         Total current assets ......................................         34,828          41,220
Fixed assets:
    Property, plant and equipment (net) ............................          3,426           2,620
    Rental equipment fleet (net) ...................................          9,717          11,053
                                                                       ------------    ------------
         Total fixed assets ........................................         13,143          13,673
Other assets .......................................................            169             131
                                                                       ------------    ------------
Total assets .......................................................   $     48,140    $     55,024
                                                                       ============    ============

                   LIABILITIES & STOCKHOLDERS' EQUITY
                   ----------------------------------
Current liabilities:
    Borrowings under floor plan financing ..........................   $     10,119          14,561
    Short-term borrowings ..........................................         23,690          31,710
    Convertible debt ...............................................             50              50
    Notes payable ..................................................          2,317              12
    Accounts payable and accrued expenses ..........................          7,638           5,461
    Accrued payroll and vacation ...................................            654           1,194
    Other accrued liabilities ......................................            931           1,005
    Capital lease obligation .......................................             28              27
                                                                       ------------    ------------
         Total current liabilities .................................         45,427          54,020
Long-term liabilities
    Notes Payable ..................................................            543              49
    Deferred Lease Income ..........................................            278               0
    Capital lease obligation .......................................            836             853
                                                                       ------------    ------------
         Total long-term liabilities ...............................          1,657             902
                                                                       ------------    ------------
Total liabilities ..................................................         47,084          54,922
                                                                       ------------    ------------
Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
       none issued and outstanding .................................             --              --
    Common stock-$.001 par value; 20,000,000 shares authorized;
       10,260,300 issued and 10,130,000 outstanding ................             10              10
    Additional paid-in capital .....................................         17,321          16,933
    Deferred compensation ..........................................            (72)
    Accumulated deficit ............................................        (15,359)        (15,997)
    Less common stock in treasury, at cost (130,300 shares) ........           (844)           (844)
                                                                       ------------    ------------
         Total stockholders' equity ................................          1,056             102
                                                                       ------------    ------------
Total liabilities and stockholders' equity .........................   $     48,140    $     55,024
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


                                                                             Three Months Ended
                                                                                January 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------

Net revenue ........................................................   $     30,341    $     27,960

Cost of revenues (includes depreciation of $935 and $989,
    respectively) ..................................................         27,346          25,147
                                                                       ------------    ------------

Gross profit .......................................................          2,995           2,813

Selling, general and administrative expenses .......................          2,448           2,427
                                                                       ------------    ------------

Operating income ...................................................            547             386

Other income (expense):
    Interest expense ...............................................           (717)           (690)
    Other income ...................................................            299              78
                                                                       ------------    ------------

Income (loss) before income tax provision ..........................            129            (226)

Income tax provision ...............................................             12              12
                                                                       ------------    ------------

Net income (loss) ..................................................   $        117    $       (238)
                                                                       ============    ============


Basic earnings (loss) per common share .............................   $        .01    $      (0.02)
                                                                       ============    ============

Diluted earnings (loss) per common share ...........................   $        .01    $      (0.02)
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


                                                                              Six Months Ended
                                                                                January 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------

Net revenue ........................................................   $     57,085    $     55,693

Cost of revenues (includes depreciation of $2,640 and $2,602,
    respectively) ..................................................         50,759          49,311
                                                                       ------------    ------------

Gross profit .......................................................          6,326           6,382

Selling, general and administrative expenses .......................          4,673           4,750
                                                                       ------------    ------------

Operating income ...................................................          1,653           1,632

Other income (expense):
    Interest expense ...............................................         (1,340)         (1,412)
    Other income ...................................................            347             150
                                                                       ------------    ------------

Income before income tax provision .................................            660             370

Income tax provision ...............................................             24              24
                                                                       ------------    ------------

Net income .........................................................   $        636    $        346
                                                                       ============    ============


Basic earnings per common share ....................................   $       0.06    $       0.03
                                                                       ============    ============

Diluted earnings per common share ..................................   $       0.05    $       0.03
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                             Six Months Ended
                                                                                January 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Cash flows from operating activities:
    Net income ....................................................... $        636    $        346
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation .....................................................        2,639           2,840
    Bad Debts ........................................................            5             174
    Amortization of debt discount ....................................           98              --
    Gain on sale of fixed assets and rental equipment ................       (1,012)           (324)
    Stock based compensation .........................................           24              --
    Changes in assets and liabilities:
        Accounts receivable ..........................................        4,104           1,190
        Restricted Cash ..............................................         (215)            122
        Inventories ..................................................        2,295           2,382
        Prepaid expenses and other assets ............................          (18)            (37)
        Accounts payable and accrued expenses ........................        2,177            (794)
        Accrued payroll and vacation .................................         (540)            (11)
        Other accrued liabilities ....................................          (74)            (35)
        Deferred Lease Income ........................................          278              --
        Sale of other assets .........................................          (38)             23
                                                                       ------------    ------------
        Net cash provided by operating activities ....................       10,359           5,876
                                                                       ------------    ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment ........................          (42)           (169)
    Purchases of rental equipment ....................................       (2,629)         (3,789)
    Purchase of assets of Arizona Pacific Materials, LLC .............         (500)             --
    Proceeds on sale of fixed assets .................................        1,584              --
    Proceeds on sale of rental equipment .............................        3,212           2,582
                                                                       ------------    ------------
    Net cash provided (used) by investing activities .................        1,625          (1,376)
                                                                       ------------    ------------

Cash flows from financing activities:
    Principal payments on capital leases .............................          (17)            (18)
    Payments on floor-plan financing .................................       (4,442)           (116)
    Payments on short-term borrowings ................................       (8,019)         (4,418)
    Notes Payable from purchase of Arizona Pacific Materials, LLC ....          500              --
    Long term debt borrowings ........................................           --              66
    Long term debt payments ..........................................           (6)
    Payments on convertible debt .....................................           --             (13)
                                                                       ------------    ------------
Net cash used in financing activities ................................      (11,984)         (4,499)
                                                                       ------------    ------------

Decrease in cash and cash equivalents ................................           --               1
Cash and cash equivalents at beginning of period .....................            9               8
                                                                       ------------    ------------

Cash and cash equivalents at end of period ........................... $          9    $          9
                                                                       ============    ============

Supplemental disclosures:
Interest paid ........................................................ $      1,283    $      1,436
Income taxes paid ....................................................           --              --

Supplemental schedule of non-cash investing and financing activities:
Notes payable issued for purchase of Arizona Pacific Materials, LLC... $      2,500              --

In connection with the $500 note payable related to the down payment at closing for the purchase of Arizona Pacific Materials, LLC,
options valued at $292 were issued.  See Note 9 ......................          292              --

In connection consulting service agreements entered into in November
2004, options were issued in lieu of cash payment ....................           97              --





































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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended January 31, 2005 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2004 consolidated financial statements.

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

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.


3.       EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options or convertible instruments. Total outstanding options as of January 31, 2005 totaled 4,690,000.

Earnings per common share is as follows:                   Three Months Ended
                                                               January 31,
                                                                ('000's)
                                                        -----------------------
                                                           2005         2004
BASIC                                                   ----------   ----------

Numerator:
Net income (loss) available to common shareholders....  $      117   $     (238)
                                                        ==========   ==========
Denominator:
Weighted average shares outstanding ..................      10,130       10,130
                                                        ==========   ==========
Basic earnings (loss) per common share ...............  $     0.01   $    (0.02)
                                                        ==========   ==========

DILUTED

Weighted average shares outstanding ..................      10,130       10,130
Stock options ........................................       1,372           --
                                                        ----------   ----------
Denominator for diluted earnings per share ...........      11,502       10,130
                                                        ==========   ==========
Diluted earnings (loss) per common share .............  $     0.01   $    (0.02)
                                                        ==========   ==========


                                                            Six Months Ended
                                                               January 31,
                                                                ('000's)
                                                        -----------------------
                                                           2005         2004
BASIC                                                   ----------   ----------

Numerator:
Net income available to common shareholders...........  $      636   $      346
                                                        ==========   ==========
Denominator:
Weighted average shares outstanding ..................      10,130       10,130
                                                        ==========   ==========
Basic earnings per common share ......................  $     0.06   $     0.03
                                                        ==========   ==========

DILUTED

Weighted average shares outstanding ..................      10,130       10,130
Stock options ........................................       1,654           --
                                                        ----------   ----------
Denominator for diluted earnings per share ...........      11,784       10,130
                                                        ==========   ==========
Diluted earnings per common share ....................  $     0.05   $     0.03
                                                        ==========   ==========

4.       STOCK BASED COMPENSATION

As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro-forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

Period Ended January 31, 2005
                                   Net income           Basic         Diluted
                                    ('000's)            E.P.S.         E.P.S.
                                    --------            ------         ------
As Reported ......................     $  636             .06            .05
Pro Forma ........................     $  636             .06            .05

Period Ended January 31, 2004
                                   Net income           Basic          Diluted
                                    ('000's)            E.P.S.          E.P.S.
                                    --------            ------         ------
As Reported ......................      $ 346             .03            .03
Pro Forma ........................      $ 346             .03            .03

Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS, the Company has computed for pro-forma disclosure purposes the fair value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for periods ended January 31, 2005 and 2004 were:

                                                2005          2004
                                                ----          ----
         Risk free interest rate ...........    2.50          2.50

         Expected dividend yield ...........     N/A           N/A

         Expected life .....................      2             3

         Expected volatility ...............   115.5%         90.5%

During the quarter ended October 31, 2004, the Company issued 2,000,000 stock options with an exercise price of $0.55 to related parties as part of a loan made to the Company for the purchase of Arizona Pacific Materials, LLC. The fair value of the options of $292,000 was recorded as a debt discount and is being amortized over the life of the debt which is twelve months. See Note 9.

During the three months ended January 31, 2005, the Company granted 790,000 stock options in connection consulting agreements. The fair value of the options granted of $97,000 was recorded as a deferred compensation and is being amortized over the life of the agreements which is twelve months.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of January 31, 2005 was 4,690,000.

5.       INVENTORIES

Inventories consist of the following ('000's):
                                                        January 31,   July 31,
                                                           2005         2004
                                                        ----------   ----------
         Equipment (net of reserve allowances
         of $3,248 and $3,427, respectively):
            New .....................................   $   15,589   $   18,773
            Used ....................................        3,664        4,294

         Mining products ............................        1,373           --

         Parts (net of reserve allowance of $832
           and $688, respectively) ..................        5,796        5,871
                                                        ----------   ----------
                                                        $   26,422   $   28,938
                                                        ==========   ==========

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products comprise not only direct costs of production, but also an allocation of overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost generally stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of January 31, 2005, the LIFO reserve was $170,000.

6.       FIXED ASSETS

Fixed assets consist of the following ('000's):
                                                     January 31,     July 31,
                                                        2005           2004
                                                    ------------   ------------
         Operating property, plant and equipment:
            Land ................................   $        876   $        522
            Buildings ...........................          1,153          1,749
            Machinery and equipment .............          3,987          3,136
            Office furniture and fixtures .......          2,085          2,213
            Computer hardware and software ......          1,501          1,539
            Vehicles ............................          1,315          1,275
            Leasehold improvements ..............            896            985
                                                    ------------   ------------
                                                          11,813         11,419
            Less: accumulated depreciation ......         (8,387)        (8,799)
                                                    ------------   ------------
         Property, plant, and equipment (net) ...   $      3,426   $      2,620
                                                    ============   ============

         Rental equipment fleet .................   $     14,483   $     17,545
            Less: accumulated depreciation ......         (4,766)        (6,492)
                                                    ------------   ------------
         Rental equipment (net) .................   $      9,717   $     11,053
                                                    ============   ============

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

As of June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in technical default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. On August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At January 31, 2005, the Company continued to be in technical default of the GE Loan Agreement. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time.

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

8.       COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 846,000 and $ 899,000 for the six months ended January 31, 2005 and 2004, respectively.

During the second quarter of fiscal year 2005, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold the land and building at the Anchorage location and leased it back for a period of ten (10) years. The leaseback has been accounted for as a operating lease. The gain of $ 285,500 has been deferred and will be amortized to income in proportion to the rental expense over the term of the lease.

Assets recorded under capital leases are recorded in fixed assets and are as follows ('000's):
                                                        January 31,   July 31,
                                                           2005         2004
                                                        ----------   ----------
         Capitalized asset value ....................   $      953   $      971
         Less accumulated amortization ..............         (427)        (441)
                                                        ----------   ----------
         Net capitalized asset value ................   $      526   $      530
                                                        ==========   ==========

Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of January 31, 2005, are as follows ('000's):

                                                          Capital    Operating
         Year ending January 31,                          leases       leases
                                                        ----------   ----------
         2006 .......................................          112        1,363
         2007 .......................................          132        1,150
         2008 .......................................          132          957
         2009 .......................................          132          586
         2010 .......................................          132          331
         Thereafter .................................          638        1,317
                                                        ----------   ----------
         Total annual lease payments ................   $    1,278   $    5,704
         Less amount representing interest,
            with imputed interest rates
            ranging from 6% to 15% ..................          414
                                                        ----------
         Present value of minimum lease payments ....          864
         Less current portion .......................           28
                                                        ----------
         Long-term portion ..........................   $      836
                                                        ==========


9.       PRODUCT INFORMATION

Revenue and gross margin by product categories are summarized as follows
('000's):

                              Three Months Ended          Six Months Ended
                                  January 31,                January 31,
Business product category   ---------------------      ---------------------
Net Revenues                  2005         2004          2005         2004
-------------------------   --------     --------      --------     --------

Equipment Sales .........   $ 23,005     $ 20,812      $ 40,796     $ 39,584

Equipment Rental ........        619          989         2,086        2,469

Mining Sales ............        182           --           275           --

Product Support .........      6,535        6,159        13,928       13,640
                            --------     --------      --------     --------
Total ...................   $ 30,341     $ 27,960      $ 57,085     $ 55,693
                            ========     ========      ========     ========

                              Three Months Ended          Six Months Ended
                                  January 31,                January 31
Business product category   ---------------------      ---------------------
Gross Margins                 2005         2004          2005         2004
-------------------------   --------     --------      --------     --------

Equipment Sales .........   $  2,136     $  1,847      $  3,673     $  3,556

Equipment Rental ........         16           35           290          451

Mining Sales ............        (16)          --           (23)          --

Product Support .........        859          931         2,386        2,375
                            --------     --------      --------     --------
Total ...................   $  2,995     $  2,813      $  6,326     $  6,382
                            ========     ========      ========     ========


10.      ACQUISITIONS

On September 8, 2004, Western Power & Equipment Corp. ("Western Power"), as the purchaser, Advanced Mineral Technology of Nevada, Inc., a Nevada Corporation, an outside consultant ("AMT"), as guarantor and Basalite Concrete Products, LLC, a Nevada limited liability company ("Basalite"), and Edith Greenburg Irrevocable Trust (the "Greenburg Trust"), collectively as Seller, entered into the Agreement for the Purchase of Arizona Pacific Materials, LLC (the "Purchase Agreement"). Western Power consummated the acquisition of Arizona Pacific Materials, LLC ("Arizona Pacific") through the purchase, effective as of September 15, 2004 (the "APM Acquisition"), of all the issued and outstanding membership interests of Arizona Pacific held by Basalite and the Greenburg Trust (collectively, the "Members") as the sole members thereof for a cash consideration of $500,000 paid at closing of the APM Acquisition (the "Closing ") and the issuance at Closing by Western Power of a note in the principal face amount of $2,500,000 (the "Western Power Note"), the repayment of which (Western Power Note) is guaranteed in full by AMT. The Company acquired APM and the seller indemnified Western Power for all of APM's liabilities as of the purchase date.

The following table summarizes the allocation of the purchase price:



         Purchase Price:
         ---------------
         Cash .......................................   $   500,000
         Note payable to members ....................     2,500,000
                                                        -----------
               Total Purchase Price .................   $ 3,000,000
                                                        ===========
         Allocation of Purchase Price:
         Inventory ..................................   $ 1,404,725
         Land .......................................       729,000
         Furniture, fixtures & equipment ............       866,275
                                                        -----------
               Total Assets Acquired ................   $ 3,000,000
                                                        ===========

The Western Power Note is to be paid in two installments, the first of which is due and payable within thirteen (13) months of the Closing in the amount of Two Million Dollars ($2,000,000) and the second installment is due and payable within nineteen (19) months of the Closing in the amount of the outstanding principal of $500,000 and accrued interest. The Western Power Note accrues simple interest at the rate of five percent (5%) per annum from the closing date.

Western Power issued notes to related parties for the $500,000 paid at closing, on behalf of Western Power by these related parties. Payment on these notes is due September 30, 2005 and accrues simple interest at the rate of six percent

(6%) per annum. In addition the Company issued 2,000,000 options (associated with the $500,000 notes) on September 9, 2004 with an exercise price of $0.55 per share vesting over the twelve months beginning October 2004. The estimated fair value of these options is $292,625 and is recorded as deferred debt discount and is being amortized over the period of the related debt.

The following table of proforma unaudited information gives effect to the acquisitions of the assets from Arizona Pacific Materials, LLC as if such acquisition had occurred at the beginning of the periods shown.

                                              SIX MONTHS ENDED
                                --------------------------------------------
                                JANUARY 31, 2005            JANUARY 31, 2004
                                ----------------            ----------------
Revenues                           $57,177,924                 $56,833,480
Net income                         $   205,540                 $(1,191.892)
Net income per share - basic       $       .02                 $      (.12)
Net income per share - diluted     $       .02                 $      (.12)


11.      SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments are shown in the following tables ('000's).

                                               Western Power &   Arizona Pacific
                                               Equipment Corp     Materials, LLC         Total
                                                ------------       ------------       ------------
For the Three Months Ended January 31, 2005
-------------------------------------------

Revenue .....................................   $     30,200       $        141       $     30,341
                                                ============       ============       ============
Operating Income (Loss) .....................   $        830       $       (283)      $        547
                                                ============       ============       ============
Net Income (Loss) ...........................   $        401       $       (284)      $        117
                                                ============       ============       ============
Capital Expenditures ........................   $         94       $        219       $        313
                                                ============       ============       ============


For the Three Months Ended January 31, 2004
-------------------------------------------

Revenue .....................................   $     27,960       $          0       $     27,960
                                                ============       ============       ============
Operating Income ............................   $        386       $          0       $        386
                                                ============       ============       ============
Net Income ..................................   $       (238)      $          0       $       (238)
                                                ============       ============       ============
Capital Expenditures ........................   $      1,427       $          0       $      1,427
                                                ============       ============       ============


For the Six Months Ended January 31, 2005
-----------------------------------------

Revenue .....................................   $     56,852       $        233       $     57,085
                                                ============       ============       ============
Operating Income (Loss) .....................   $      2,078       $       (425)      $      1,653
                                                ============       ============       ============
Net Income (Loss) ...........................   $      1,061       $       (425)      $        636
                                                ============       ============       ============
Capital Expenditures ........................   $      2,367       $        243       $      2,610
                                                ============       ============       ============
Total identifiable assets at January 31, 2005   $     44,722       $      3,418       $     48,140
                                                ============       ============       ============


For the Six Months Ended January 31, 2004
-----------------------------------------

Revenue .....................................   $     55,693       $          0       $     55,693
                                                ============       ============       ============
Operating Income ............................   $      1,632       $          0       $      1,632
                                                ============       ============       ============
Net Income ..................................   $        346       $          0       $        346
                                                ============       ============       ============
Capital Expenditures ........................   $      1,436       $          0       $      1,436
                                                ============       ============       ============
Total identifiable assets at January 31, 2004   $     49,471       $          0       $     47,471
                                                ============       ============       ============

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

RESULTS OF OPERATIONS

The Three and Six Months ended January 31, 2005 compared to the Three and Six
-----------------------------------------------------------------------------
Months ended January 31, 2004.
------------------------------

Revenues for the three-month period ended January 31, 2005 increased 8.5% to $30.3 million compared with $ 28.0 million for the three-month period ended January 31, 2004. For the three-month period ended January 31, 2005 equipment sales increased by 10.5%, equipment rental revenues decreased by 37.4% and product support revenues increased slightly over the comparative three month period ended January 31, 2004. Revenues were up from the prior year's comparative period because of increased construction related activity, especially in the Oregon, Washington and Alaska markets. The Anchorage location had several large sales to the State of Alaska during December of 2004.

Revenues for the six-month period ended January 31, 2005 increased 2.5% to $57.0 million compared with $ 55.7 million for the six-month period ended January 31, 2004. For the six-month period ended January 31, 2005 equipment sales increased by 3.1%, equipment rental revenues decreased by 15.5% and product support revenues increased slightly over the comparative six month period ended January 31, 2004. Revenues were up slightly from the prior year's comparative period because of improvement in economic conditions, specifically in the second fiscal quarter in the regions noted above.

The Company's gross profit margin of 9.9% for the three-month period ended January 31, 2005 was slightly lower than the prior year's comparative period margin of 10.1%. Gross margin for equipment sales was 9.3% compared to 8.9% for the prior year's comparative period. Equipment rental gross margin was 2.6% compared to 3.5% for the prior year's comparative period. Product support gross margin was 13.1% compared to 15.1% for the prior year's comparative period. The decrease in overall margins is associated with a change in the sales and rental mix of products.

The Company's gross profit margin of 11.1% for the six-month period ended January 31, 2005 was slightly lower than the prior year's comparative period of 11.5%. Gross margin for equipment sales was 9.0% which is the same as the prior year's comparative period. Equipment rental gross margin was 13.9% compared to 18.3% for the prior year's comparative period. Product support gross margin was 17.1% compared to 17.4% for the prior year's comparative period. The decrease in overall margins is associated with a change in the sales and rental mix of products.

For the three-month period ended January 31, 2005, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 8.1%, slightly lower than the 8.7% for the prior year's second quarter. The decrease from the prior year's comparative period reflects the Company's continued effort to reduce operating expenses and increase revenue levels.

For the six-month period ended January 31, 2005, SG&A expenses as a percentage of sales were 8.2%, slightly lower than the 8.5% for the prior year's comparative period. The decrease from the prior year's comparative period reflects the Company's continued effort to reduce operating expenses and increase revenue levels.

Interest expense for the three months ended January 31, 2005 of $717,000 was up from $690,000 in the prior year comparative period. This increase from the prior year's comparative period are the result of a one time charge imposed by GE as part of the forbearance agreement in the amount of $30,000.

Interest expense for the six months ended January 31, 2005 of $1,340,000 was down from $1,412,000 in the prior year comparative period. This decrease from the prior year's comparative period are the result lower average outstanding balances on the GE facility.

The Company had net income for the quarter ended January 31, 2005 of $117,000 compared with a net loss of $238,000 for the prior year's comparative quarter. The second quarter net income includes a non-recurring gain on the sale of certain assets in our Hayward, California store, in the amount of $278,000.

The Company had net income for the six months ended January 31, 2005 of $636,000 compared with a net income of $346,000 for the prior year's comparative period.

Liquidity and Capital Resources
-------------------------------

The Company's primary needs for liquidity and capital resources are directly associated with the purchase of inventory for sale and its rental fleet. The Company's primary source of internal liquidity has been from its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells as well as the credit facility with GE more fully described below.

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero percent to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At January 31, 2005, the Company was indebted under manufacturer provided floor planning arrangements in the aggregate amount of $10,119,000.

The Company has an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement has not been renewed and the Company is operating under the agreement on a month to month basis. Amounts are advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company uses this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, to provide operating capital for further growth. Borrowings are collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of January 31, 2005, approximately $23,690,000 was outstanding under the GE credit facility.

On June 21, 2002, the Company entered into a Forbearance Agreement with GE under the terms of which GE raised the interest rate to prime plus 4% while the Company was in default and required the Company to pay a $45,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company was required to meet certain financial covenants and meet certain debt reduction schedules. On of August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. At January 31, 2005, the Company was in technical default of the GE Loan Agreement. The Company did not request and has not obtained a waiver. Although GE has not called the debt due to such defaults, there is no guarantee that GE will not require the Company to repay the debt at any time in full.

During the six months ended January 31, 2005 the Company had positive cash flow from operating activities during the quarter of $10,359,000. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $4,104,000, depreciation of $2,639,000, gain on sales of fixed assets and rental equipment of $1,012,000 and a decrease in inventories of $2,295,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. The Company paid down its short-term financing by $8,019,000 during the six month period ending January 31, 2005.

The Company's cash and cash equivalents was approximately $9,000 as of January 31, 2005. The Company's current level and anticipated available cash flow will not be sufficient to support the Company's operations during the next twelve months. The Company must have continued availability of borrowing from its current lender GE or it cannot fund current levels of operations. Under the existing credit facility with GE, GE is entitled to all cash collections from the Company's accounts receivable, which are applied as they are received by GE against the total amount due GE from the Company under the credit facility. Since the Company has essentially no cash flow other than from accounts receivable (which are remitted to GE), the Company cannot fund operations without continued borrowing from GE. If GE decided to stop making borrowing available to the Company, the Company would immediately be unable to continue its operations. The Company currently has no alternative sources of liquidity/borrowing available to it to meet its operating obligations.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 46% of the Company's net sales for the three months ended January 31, 2005 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 50% for the period ended January 31, 2004. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the three months ended January 31, 2005. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At January 31, 2005, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $36.7 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the six months ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------
           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           As of January 31, 2005, the Company was in default on its short-term borrowing facility with GE. The Company has not received a waiver of such default from GE and although GE has not called the loan, there is no guarantee that it will not do so in the future.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           On February 25, 2005, the Company held its 2004 Annual meeting of Stockholders (the "Annual Meeting"). All five of the directors holding office prior to the date of the Annual Meeting were nominated for election at the Annual Meeting, and all of such persons were reelected at the Annual Meeting for another term as director. The votes recorded for election of each nominee for director were the following:

           Name                         For          Against        Abstention
           ---------------           ---------       -------        ----------
           C. Dean McLain            9,724,875        20,078          1,085
           Robert M. Rubin           9,726,564        18,389          1,085
           Michael Metter            9,726,964        17,989          1,085
           Steven Moskowitz          9,715,964        28,989          1,085
           James Fisher              9,715,964        28,989          1,085

           Votes were also cast, and proposals approved, at the Annual Meeting to increase the Company's authorized share capital to fifty million (50,000,000) shares of common stock (9,680,712 votes in favor); to adopt the company's 2005 Stock Option Plan (8,014,137 votes in favor); and to ratify the appointment of Marcum & Kliegman as the Company's independent accounts for the ensuing fiscal year (9,741,303 votes in favor).


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

           (b)   Reports on Form 8-K

                 Form 8-K filed on November 9, 2004 regarding the Company's addition of a new Board member to the Company's Board of Directors.

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

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               WESTERN POWER & EQUIPMENT CORP.
                                               & SUBSIDIARY


March 15, 2005                                 By: /s/ Mark J. Wright
                                                   -----------------------------
                                                   Mark J. Wright
                                                   Vice President of Finance and
                                                   Chief Financial Officer