Form 10-Q
period 2005-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2005-06-14
CIK 939729

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2005
                         Commission File Number 0-26230





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



PART I.  FINANCIAL INFORMATION                                       Page Number

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           April 30, 2005 (Unaudited) and July 31, 2004..................  3

         Condensed Consolidated Statements of Operations
           Three months ended April 30, 2005 (Unaudited)
           and April 30, 2004 (Unaudited)................................  4

         Condensed Consolidated Statements of Operations
           Nine months ended April 30, 2005 (Unaudited)
           and April 30, 2004 (Unaudited)................................  5

         Condensed Consolidated Statements of Cash Flows
           Nine months ended April 30, 2005 (Unaudited)
           and April 30, 2004 (Unaudited)................................  6-7

         Notes to Condensed Consolidated Financial Statements............  8-15


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........  16-19


         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk............................................  19


         Item 4.  Controls and Procedures................................  19




PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................  20


         Item 2.  Changes in Securities..................................  20


         Item 3.  Defaults Upon Senior Securities........................  20


         Item 4.  Submission of Matters to a Vote of Security Holders....  20


         Item 5.  Other Information......................................  20


         Item 6.  Exhibits and Reports on Form 8-K.......................  20-21



SIGNATURES ..............................................................  22

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             APRIL 30,       JULY 31,
                                                                               2005            2004
                                                                           ------------    ------------
                                                                            (Unaudited)
ASSETS (PLEDGED)
----------------
Current assets:
    Cash and cash equivalents ..........................................   $          7    $          9
    Restricted Cash ....................................................            553             408
    Accounts receivable, less allowance for doubtful accounts
       of $930 and $938, respectively ..................................          9,501          11,660
    Inventories ........................................................         36,032          28,938
    Prepaid expenses ...................................................            261             205
                                                                           ------------    ------------
         Total current assets ..........................................         46,354          41,220
Fixed assets:
    Property, plant and equipment (net) ................................          3,565           2,620
    Rental equipment fleet (net) .......................................          9,172          11,053
                                                                           ------------    ------------
         Total fixed assets ............................................         12,737          13,673
Other assets ...........................................................            408             131
                                                                           ------------    ------------
Total assets ...........................................................   $     59,499    $     55,024
                                                                           ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
    Borrowings under floor plan financing ..............................   $     16,545          14,561
    Short-term borrowings ..............................................         26,155          31,710
    Convertible debt ...................................................             50              50
    Notes payable ......................................................          3,033              12
    Accounts payable and accrued expenses ..............................          9,250           5,461
    Accrued payroll and vacation .......................................            647           1,194
    Other accrued liabilities ..........................................          1,033           1,005
    Capital lease obligation ...........................................             36              27
                                                                           ------------    ------------
         Total current liabilities .....................................         56,749          54,020
Long-term liabilities
    Notes Payable ......................................................            692              49
    Deferred Lease Income ..............................................            271               0
    Capital lease obligation ...........................................            823             853
                                                                           ------------    ------------
         Total long-term liabilities ...................................          1,786             902
                                                                           ------------    ------------
Total liabilities ......................................................         58,535          54,922
                                                                           ------------    ------------
Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
       none issued and outstanding .....................................             --              --
    Common stock-$.001 par value; 50,000,000 shares authorized;
       10,260,300 issued and 10,130,000 outstanding ....................             10              10
    Additional paid-in capital .........................................         17,341          16,933
    Deferred compensation ..............................................            (48)
    Accumulated deficit ................................................        (15,495)        (15,997)
    Less common stock in treasury, at cost (130,300 shares) ............           (844)           (844)
                                                                           ------------    ------------
         Total stockholders' equity ....................................            964             102
                                                                           ------------    ------------
Total liabilities and stockholders' equity .............................   $     59,499    $     55,024
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



                                                                                THREE MONTHS ENDED APRIL 30,
                                                                                ----------------------------
                                                                                    2005            2004
                                                                                ------------    ------------
Net revenue .................................................................   $     28,677    $     26,426

Cost of revenues (includes depreciation of $935 and $989, respectively)......         25,489          24,142
                                                                                ------------    ------------

Gross profit ................................................................          3,188           2,284

Selling, general and administrative expenses ................................          2,670           2,271
                                                                                ------------    ------------

Operating income ............................................................            518              13

Other income (expense):
    Interest expense ........................................................           (696)           (645)
    Other income ............................................................             55             (58)
                                                                                ------------    ------------

Income (loss) before income tax provision ...................................           (123)           (690)

Income tax provision ........................................................             12              12
                                                                                ------------    ------------

Net income (loss) ...........................................................   $       (135)   $       (702)
                                                                                ============    ============

Basic earnings (loss) per common share ......................................   $       (.01)   $      (0.07)
                                                                                ============    ============

Diluted earnings (loss) per common share ....................................   $       (.01)   $      (0.07)
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)



                                                                                NINE MONTHS ENDED APRIL 30,
                                                                                ----------------------------
                                                                                    2005            2004
                                                                                ------------    ------------
Net revenue .................................................................   $     85,762    $     82,119

Cost of revenues (includes depreciation of $3,264 and $2,602, respectively)..         76,248          73,453
                                                                                ------------    ------------

Gross profit ................................................................          9,514           8,666

Selling, general and administrative expenses ................................          7,342           7,021
                                                                                ------------    ------------

Operating income ............................................................          2,172           1,645

Other income (expense):
    Interest expense ........................................................         (2,036)         (2,057)
    Other income ............................................................            401              92
                                                                                ------------    ------------

Income before income tax provision ..........................................            537            (320)

Income tax provision ........................................................             36              36
                                                                                ------------    ------------

Net income ..................................................................   $        501    $       (356)
                                                                                ============    ============

Basic earnings per common share .............................................   $       0.05    $      (0.04)
                                                                                ============    ============

Diluted earnings per common share ...........................................   $       0.04    $      (0.04)
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)



                                                                                NINE MONTHS ENDED APRIL 31,
                                                                                ----------------------------
                                                                                    2005              2004
                                                                                ------------    ------------
Cash flows from operating activities:
    Net income ..............................................................   $        501    $       (356)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ............................................................          3,659           3,880
    Bad Debts ...............................................................              7             301
    Amortization of debt discount ...........................................            171              --
    Gain on sale of fixed assets and rental equipment .......................         (1,136)           (702)
    Stock based compensation ................................................             68              --
    Changes in assets and liabilities:
        Accounts receivable .................................................          2,152           1,693
        Restricted Cash .....................................................           (145)           (651)
        Inventories .........................................................         (7,958)         (5,082)
        Prepaid expenses and other assets ...................................           (332)             (3)
        Accounts payable and accrued expenses ...............................          3,789             683
        Accrued payroll and vacation ........................................           (547)              7
        Other accrued liabilities ...........................................             27              94
        Deferred Lease Income ...............................................            271              --
                                                                                ------------    ------------
    Net cash provided by operating activities ...............................            527            (136)
                                                                                ------------    ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment ...............................           (744)           (222)
    Purchases of rental equipment ...........................................         (3,142)         (4,376)
    Purchase of assets of Arizona Pacific Materials, LLC ....................           (500)             --
    Proceeds on sale of fixed assets ........................................          1,584               8
    Proceeds on sale of rental equipment ....................................          4,579           4,757
                                                                                ------------    ------------
    Net cash provided (used) by investing activities ........................          1,777             167
                                                                                ------------    ------------

Cash flows from financing activities:
    Principal payments on capital leases ....................................            (21)            (29)
    Borrowings on floor-plan financing ......................................          1,984           5,563
    Payments on short-term borrowings .......................................         (5,555)         (5,617)
    Notes Payable from purchase of Arizona Pacific Materials, LLC ...........            500              --
    Long term debt borrowings ...............................................            795              65
    Long term debt payments .................................................             (9)             --
    Payments on convertible debt ............................................             --             (13)
                                                                                ------------    ------------
Net cash used in financing activities .......................................         (2,306)            (31)
                                                                                ------------    ------------

Decrease in cash and cash equivalents .......................................             (2)             --
Cash and cash equivalents at beginning of period ............................              9               8
                                                                                ------------    ------------

Cash and cash equivalents at end of period ..................................   $          7    $          8
                                                                                ============    ============

Supplemental disclosures:
Interest paid ...............................................................   $      2,158    $      2,081
Income taxes paid ...........................................................             --              --

Supplemental schedule of non-cash investing and financing activities:
Notes payable issued for purchase of Arizona Pacific Materials, LLC .........   $      2,500              --

Options valued at $292 were issued in connection with a $500 note payable related to the down payment at closing for the purchase of
Arizona Pacific Materials
See Note 9 ..................................................................            292              --

Options issued in lieu of cash payments in connection with consulting
service agreements entered into in November 2004 ............................             97              --

Options issued in lieu of cash payments in connection consulting
service agreements entered into in February 2005 ............................             20              --





















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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended April 30, 2005 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2004 consolidated financial statements.

At April 30, 2005 the Company continued to be in technical default with the GE credit facility. In June 2005, the facility was subsequently paid. See Note 13.


2.      ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's condensed consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2004.

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is the first annual reporting period beginning after June 15, 2005, and will apply to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.


3.      EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options or convertible instruments. Total outstanding options as of April 30, 2005 was 4,890,000.

Earnings per common share is as follows:

                                                         THREE MONTHS ENDED APRIL 30,
                                                                    ('000's)
                                                        -------------------------------
                                                            2005               2004
                                                        ------------       ------------
BASIC

Numerator:
Net income (loss) available to common shareholders...   $       (135)      $       (702)
                                                        ============       ============
Denominator:
Weighted average shares outstanding .................         10,130             10,130
                                                        ============       ============
Basic earnings (loss) per common share ..............   $      (0.01)      $      (0.07)
                                                        ============       ============

DILUTED

Weighted average shares outstanding .................         10,130             10,130
Stock options .......................................             --                 --
                                                        ------------       ------------
Denominator for diluted earnings per share ..........         10,130             10,130
                                                        ============       ============
Diluted earnings (loss) per common share ............   $      (0.01)      $      (0.07)
                                                        ============       ============




                                                          NINE MONTHS ENDED APRIL 30,
                                                                    ('000's)
                                                        -------------------------------
                                                            2005               2004
                                                        ------------       ------------
BASIC

Numerator:
Net income available to common shareholders..........   $        501       $       (356)
                                                        ============       ============
Denominator:
Weighted average shares outstanding .................         10,130             10,130
                                                        ============       ============
Basic earnings per common share .....................   $       0.05       $      (0.04)
                                                        ============       ============

DILUTED

Weighted average shares outstanding .................         10,130             10,130
Stock options .......................................          1,042                 --
                                                        ------------       ------------
Denominator for diluted earnings per share ..........         11,172             10,130
                                                        ============       ============
Diluted earnings per common share ...................   $       0.04       $      (0.04)
                                                        ============       ============


4.      STOCK BASED COMPENSATION

As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table present pro-forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards.

        Nine Months Ended April 30, 2005
                                           Net income      Basic       Diluted
                                            ('000's)       E.P.S.      E.P.S.
                                           ----------   ----------   ----------
        As Reported ....................   $      501   $      .05   $      .04
        Stock Based Employee Compensation
        Cost ...........................         (185)        (.02)        (.02)
                                           ----------   ----------   ----------
        Pro Forma ......................   $      316   $      .03   $      .02
                                           ==========   ==========   ==========


        Nine Months Ended April 30, 2004
                                           Net income      Basic       Diluted
                                            ('000's)       E.P.S.      E.P.S.
                                           ----------   ----------   ----------
        As Reported ....................   $     (356)  $     (.04)  $     (.04)
        Stock Based Employee Compensation
        Cost ...........................          (83)        (.01)        (.01)
                                           ----------   ----------   ----------
        Pro Forma ......................   $     (439)  $     (.05)  $     (.05)
                                           ==========   ==========   ==========

As required by SFAS, the Company has computed for pro-forma disclosure purposes the fair value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for periods ended April 30, 2005 and 2004 were:

                                                   2005         2004
                                                ----------   ----------
        Risk free interest rate ..............        2.50         2.50

        Expected dividend yield ..............         N/A          N/A

        Expected life ........................           2            3

        Expected volatility ..................       102.5%        90.5%

        Fair Value of Stock Options ..........         .62          N/A

In October 2004, the Company issued 2,000,000 stock options with an exercise price of $0.55 to related parties as part of a loan made to the Company for the purchase of Arizona Pacific Materials, LLC. The fair value of the options of $292,000 was recorded as a debt discount and is being amortized over the life of the debt which is twelve months. See Note 9.

During the three months ended January 31, 2005, the Company granted 790,000 stock options in connection consulting agreements. The fair value of the options granted of $97,000 was recorded as a deferred compensation and is being amortized over the life of the agreements which is twelve months.

During the three months ended April 30, 2005, the Company granted 200,000 stock options in connection consulting agreements. The fair value of the options granted of $20,000 was recorded as a deferred compensation and was expensed in the quarter ending April 30, 2005.

5.      INVENTORIES

Inventories consist of the following ('000's):
                                                         April 30,    July 31,
                                                           2005         2004
                                                        ----------   ----------
        Equipment (net of reserve allowances of
        $3,250 and $3,427, respectively):
            New .....................................   $   24,328   $   18,773
            Used ....................................        4,529        4,294

        Mining products .............................        1,497           --

        Parts (net of reserve allowance of
        $696 and $688, respectively) ................        5,678        5,871
                                                        ----------   ----------
 ....................................................   $   36,032   $   28,938
                                                        ==========   ==========

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products comprise not only direct costs of production, but also an allocation of overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost generally stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of April 30, 2005, the LIFO reserve was $354,000.


6.      FIXED ASSETS

Fixed assets consist of the following ('000's):
                                                         April 30,    July 31,
                                                           2005         2004
        Operating property, plant and equipment:        ----------   ----------
           Land .....................................   $      876   $      522
           Buildings ................................        1,153        1,749
           Machinery and equipment ..................        4,131        3,136
           Office furniture and fixtures ............        2,072        2,213
           Computer hardware and software ...........        1,506        1,539
           Vehicles .................................        1,316        1,275
           Leasehold improvements ...................          976          985
                                                        ----------   ----------
                                                            12,030       11,419
        Less: accumulated depreciation ..............       (8,465)      (8,799)
                                                        ----------   ----------
        Property, plant, and equipment (net) ........   $    3,565   $    2,620
                                                        ==========   ==========

        Rental equipment fleet ......................   $   13,333   $   17,545
           Less: accumulated depreciation ...........       (4,161)      (6,492)
                                                        ----------   ----------
        Rental equipment (net) ......................   $    9,172   $   11,053
                                                        ==========   ==========

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

The Company also has an inventory floor plan and operating line of credit through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The credit facility matured December 31, 2001 and had provided terms with a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Amounts may be advanced to the Company based on its assets, including accounts receivable, parts inventory, new and used equipment inventory, rental fleet, real property, and vehicles. Interest payments on the outstanding balance are due monthly.

On August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. On January 12, 2005, the Company entered into a Forbearance Agreement with GE, under the terms of which GE raised the interest rate to prime plus 2.75% and required the Company to pay $80,000 fee to GE for the forbearance. On April 1, 2005, the Company entered into a Forbearance Agreement with GE, under the terms of which GE changed the interest rate to prime plus 2.25% and required the Company to pay a $50,000 fee to GE for the forbearance and $5,000 per week until May 31, 2005 or loan payoff, if sooner.

At April 30, 2005 the Company continued to be in technical default with the GE credit facility. In June 2005, the facility was subsequently paid. See Note 13.


8.      NOTES PAYABLE

Notes payable consists of the following: ('000's)

                                                                              Balance as of
                                                                        --------------------------
                                                                         April 30,       July 31,
Description                                                                2005            2004
------------------------------------------------------------------      ----------      ----------
Note payable to Basalite Concrete Products, LLC (note 11) dated
September 8, 2004 in the amount of $2,500, with payments of
$2,000 due October 8, 2005 and $500 due March 8, 2006 including
interest accrued at 5% per annum.....................................   $    2,500      $       --

Note payable to related parties (Note 11) dated September 30, 2004 in the amount of $500, recorded at $378 net of discount due
September 30, 2005 including interest accrued at 6% per annum........          378              --

Note payable to West Coast Bank dated March 15, 2005 in the amount of $795, due in monthly installments of $ 16 beginning May 15,
2005 including interest at 6.50% per annum secured by specific
equipment in inventory...............................................          795              --

Notes payable to GMAC dated November 15, 2003 in the amount of $66
with payments of $1 per month including interest at 7.2% per annum...           52              61
                                                                        ----------      ----------
        Total .......................................................   $    3,725      $       61
        Less current portion ........................................       (3,033)            (12)
                                                                        ----------      ----------
        Total Long-Term Notes Payable ...............................   $      692      $       49
                                                                        ==========      ==========

9.      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,119,000 and $ 899,000 for the nine months ended April 30, 2005 and 2004, respectively.

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

Assets recorded under capital leases are recorded in fixed assets and are as follows ('000's):

                                                         April 30,    July 31,
                                                           2005         2004
                                                        ----------   ----------
        Capitalized asset value .....................   $      953   $      971
        Less accumulated amortization ...............         (439)        (441)
                                                        ----------   ----------
        Net capitalized asset value .................   $      514   $      530
                                                        ==========   ==========

Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of April 30, 2005, are as follows ('000's):

                                                          Capital    Operating
        Year ending April 30,                             leases       leases
                                                        ----------   ----------
        2006 ........................................          118        1,451
        2007 ........................................          132          925
        2008 ........................................          132          584
        2009 ........................................          132          463
        2010 ........................................          132          284
        Thereafter ..................................          737        1,174
                                                        ----------   ----------
        Total annual lease payments .................   $    1,383   $    4,881
        Less amount representing interest, with
           imputed an interest rate of 6.5% .........          524
                                                        ----------
        Present value of minimum lease payments .....          859
        Less current portion ........................           36
                                                        ----------
        Long-term portion ...........................   $      823
                                                        ==========


10.     PRODUCT INFORMATION

Revenue and gross margin by product categories are summarized as follows
('000's):

        Business product category     Three Months Ended April 30,      Nine Months Ended April 30,
                                      ---------------------------       ---------------------------
        Net Revenues                     2005             2004             2005             2004
        ----------------------------  ----------       ----------       ----------       ----------
        Equipment Sales ............  $   21,063       $   17,591       $   61,860       $   57,175

        Equipment Rental ...........         512            1,634            2,597            4,103

        Mining Sales ...............         205               --              480               --

        Product Support ............       6,897            7,201           20,825           20,841
                                      ----------       ----------       ----------       ----------
        Total ......................  $   28,677       $   26,426       $   85,762       $   82,119
                                      ==========       ==========       ==========       ==========

        Business product category     Three Months Ended April 30,      Nine Months Ended April 30,
                                      ---------------------------       ---------------------------
        Gross Margins                    2005             2004             2005             2004
        ----------------------------  ----------       ----------       ----------       ----------
        Equipment Sales ............  $    1,787       $      914       $    5,461       $    4,469

        Equipment Rental ...........          (2)              92              288              544

        Mining Sales ...............         117               --               94               --

        Product Support ............       1,286            1,278            3,671            3,653
                                      ----------       ----------       ----------       ----------
        Total ......................  $    3,188       $    2,284       $    9,514       $    8,666
                                      ==========       ==========       ==========       ==========


11.     ACQUISITIONS

On September 8, 2004, Western Power & Equipment Corp. ("Western Power"), as the purchaser, Advanced Mineral Technology of Nevada, Inc., a Nevada Corporation, an outside consultant ("AMT"), as guarantor and Basalite Concrete Products, LLC, a Nevada limited liability company ("Basalite"), and Edith Greenburg Irrevocable Trust (the "Greenburg Trust"), collectively as Seller, entered into the Agreement for the Purchase of Arizona Pacific Materials, LLC (the "Purchase Agreement"). Western Power consummated the acquisition of Arizona Pacific Materials, LLC ("Arizona Pacific") through the purchase, effective as of September 15, 2004 (the "APM Acquisition"), of all the issued and outstanding membership interests of Arizona Pacific held by Basalite Concrete Products, LLC and the Greenburg Trust (collectively, the "Members") as the sole members thereof for a cash consideration of $500,000 paid at closing of the APM Acquisition (the "Closing ") and the issuance at Closing by Western Power of a note in the principal face amount of $2,500,000 (the "Western Power Note"), the repayment of which (Western Power Note) is guaranteed in full by AMT. The Company acquired APM and the seller indemnified Western Power for all of APM's liabilities as of the purchase date.

The following table summarizes the allocation of the purchase price:


        Purchase Price:
        ---------------
           Cash ....................................   $  500,000
           Note payable to members .................    2,500,000
                                                       ----------
                Total Purchase Price ...............   $3,000,000
                                                       ==========

        Allocation of Purchase Price:
           Inventory ...............................   $1,404,725
           Land ....................................      729,000
           Furniture, fixtures & equipment .........      866,275
                                                       ----------
                Total Assets Acquired ..............   $3,000,000
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

Western Power issued notes to related parties for the $500,000 paid at closing, on behalf of Western Power by these related parties. Payment on these notes is due September 30, 2005 and accrues simple interest at the rate of six percent (6%) per annum. In addition the Company issued 2,000,000 options (associated with the $500,000 notes) on September 9, 2004 with an exercise price of $0.55 per share vesting over the twelve months beginning October

2004. The estimated fair value of these options is $292,625 and is recorded as deferred debt discount and is being amortized over the period of the related debt. The unamortized deferred debt discount as of April 30, 2005 was $122,000.

The following table of proforma unaudited information gives effect to the acquisitions of the assets from Arizona Pacific Materials, LLC as if such acquisition had occurred at the beginning of the periods shown.

                                                     NINE MONTHS ENDED
                                            -----------------------------------
                                            April 30, 2005       April 30, 2004
                                                (000's)              (000's)
                                            --------------       --------------
        Revenues .........................  $       85,851       $       83,441
        Net income .......................  $          (40)      $       (2,509)
        Net income per share - basic .....  $         (.03)      $         (.24)
        Net income per share - diluted ...  $         (.03)      $         (.24)


12.     SEGMENT INFORMATION

   Summarized financial information concerning the Company's reportable segments are shown in the following tables ('000's).

                                                     Western Power &   Arizona Pacific
                                                     Equipment Corp    Materials, LLC         Total
                                                     --------------    ---------------    ------------
        For the Three Months Ended April 30, 2005
        Revenue ...................................   $     28,472      $        205      $     28,677
        Operating Income (Loss) ...................   $        813      $       (295)     $        518
        Net Income (Loss) .........................   $        162      $       (297)     $       (135)
        Capital Expenditures ......................   $      1,027      $        214      $      1,241


        For the Three Months Ended April 30, 2004
        Revenue ...................................   $     26,426      $          0      $     26,426
        Operating Income ..........................   $         13      $          0      $         13
        Net Income ................................   $       (702)     $          0      $       (702)
        Capital Expenditures ......................   $      1,206      $          0      $      1,206


        For the Nine Months Ended April 30, 2005
        Revenue ...................................   $     85,282      $        480      $     85,762
        Operating Income (Loss) ...................   $      2,892      $       (720)     $      2,172
        Net Income (Loss) .........................   $      1,222      $       (721)     $        501
        Capital Expenditures ......................   $      3,395      $        524      $      3,919
        Total identifiable assets at April 30, 2005   $     55,821      $      3,678      $     59,499

        For the Nine Months Ended April 30, 2004
        Revenue ...................................   $     82,119      $          0      $     82,119
        Operating Income ..........................   $      1,645      $          0      $      1,645
        Net Income ................................   $       (356)     $          0      $       (356)
        Capital Expenditures ......................   $      6,500      $          0      $      6,500
        Total identifiable assets at April 30, 2004   $     54,863      $          0      $     54,863

13.     SUBSEQUENT EVENTS

In June 2005 the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month convertible term loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The lenders also have the option to lend an additional $7.5 million to the Company under the same terms as the existing five year convertible debt.

Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials (see Note 11). The remainder of the proceeds will be used to support its near term needs for working capital, general capital expenditures, including sufficient working capital to initiate the build out of the Phoenix mining facilities, and other corporate requirements.

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

RESULTS OF OPERATIONS

The Three and Nine Months ended April 30, 2005 compared to the Three and Nine
-----------------------------------------------------------------------------
Months ended April 30, 2004.
----------------------------

Revenues for the three-month period ended April 30, 2005 increased 8.5% to $28.7 million compared with $ 26.4 million for the three-month period ended April 30, 2004. For the three-month period ended April 30, 2005 equipment sales increased by 19.7%, equipment rental revenues decreased by 68.6% and product support revenues decreased 4.2% over the comparative three month period ended April 30, 2004. Revenues were up from the prior year's comparative period because of increased construction related activity and economic conditions, especially in the Oregon, Washington and Alaska markets.

Revenues for the nine-month period ended April 30, 2005 increased 4.4% to $85.8 million compared with $ 82.2 million for the nine-month period ended April 30, 2004. For the nine-month period ended April 30, 2005 equipment sales increased by 8.2%, equipment rental revenues decreased by 36.7% and product support revenues remained the same as that of the comparative nine month period ended April 30, 2004. Revenues were up slightly from the prior year's comparative period because of improvement in economic conditions, specifically in the second fiscal quarter in the regions noted above.

The Company's gross profit margin of 11.1% for the three-month period ended April 30, 2005 was higher than the prior year's comparative period margin of 8.6%. Gross margin for equipment sales was 8.5% compared to 5.2% for the prior year's comparative period. Equipment rental gross margin was (0.03)% compared to 5.6% for the prior year's comparative period. Product support gross margin was 18.6% compared to 17.7% for the prior year's comparative period. The increase in overall margins is associated with a change in the sales and rental mix of products with higher margins from equipment sales having the greatest impact. Improved economic conditions in the Oregon, Washington and Alaska markets have created more demand for the purchase of equipment rather than renting.

The Company's gross profit margin of 11.1% for the nine-month period ended April 30, 2005 was slightly higher than the prior year's comparative period of 10.6%. Gross margin for equipment sales was 8.8% which is higher than the 7.8% of the prior year's comparative period. Equipment rental gross margin was 11.1% compared to 13.3% for the prior year's comparative period. Product support gross margin was 17.6% compared to 17.5% for the prior year's comparative period. The increase in overall margins is associated with a change in the sales and rental mix of products.

For the three-month period ended April 30, 2005, selling, general, and administrative ("SG&A") expenses as a percentage of sales were 9.3%, slightly higher than the 8.6% for the prior year's third quarter. The increase from the prior year's comparative period reflects the impact of the operational transition costs associated with our subsidiary, Arizona Pacific Materials, LLC, purchased in September 2004.

For the nine-month period ended April 30, 2005, SG&A expenses as a percentage of sales were 8.6%, slightly lower than the 8.5% for the prior year's comparative period. The slight increase from the prior year's comparative period reflects the Company's continued effort to reduce operating expenses and increase revenue levels offset by the impact of the transitional operating expenses related to our subsidiary, Arizona Pacific Materials, LLC, purchased in September 2004.

Interest expense for the three months ended April 30, 2005 of $696,000 was up from $645,000 in the prior year comparative period. This increase from the prior year's comparative period are the result of charges imposed by GE as part of the forbearance agreement in the amount of $80,000. This fee was offset by lower average outstanding balances on the GE facility.

Interest expense for the nine months ended April 30, 2005 of $2,036,000 was down from $2,057,000 in the prior year comparative period. This decrease from the prior year's comparative period are the result lower average outstanding balances on the GE facility.

The Company had a net loss for the quarter ended April 30, 2005 of $135,000 compared with a net loss of $702,000 for the prior year's comparative quarter.

The Company had net income for the nine months ended April 30, 2005 of $501,000 compared with a net loss of $356,000 for the prior year's comparative period.

Liquidity and Capital Resources
-------------------------------

The Company also has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date.

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

On August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25,000 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. On January 12, 2005, the Company entered into a Forbearance Agreement with GE, under the terms of which GE raised the interest rate to prime plus 2.75% and required the Company to pay $80,000 fee to GE for the forbearance. On April 1, 2005, the Company entered into a Forbearance Agreement with GE, under the terms of which GE changed the interest rate to prime plus 2.25% and required the Company to pay a $50,000 fee to GE for the forbearance and $5,000 per week until May 31, 2005 or loan payoff, if sooner.

At April 30, 2005 the Company continued to be in technical default with the GE credit facility. In June 2005 the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month convertible term loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The lenders also have the option to lend an additional $7.5 million to the Company under the same terms as the existing five year convertible debt.

Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials (see Note 11). The remainder of the proceeds will be used to support its near term needs for working capital, general capital expenditures, including sufficient working capital to initiate the build out of the Phoenix mining facilities, and other corporate requirements.

During the nine months ended April 30, 2005 the Company had positive cash flow from operating activities during the year of $527,000. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $2,152,000, depreciation of $3,659,000, gain on sales of fixed assets and rental equipment of $1,136,000 and a decrease in inventories of $7,958,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. The Company paid down its short-term financing by $5,555,000 during the nine month period ending April 30, 2005.

The Company's cash and cash equivalents was approximately $7,000 as of April 30, 2005. The Company's current level and anticipated available cash flow will be sufficient to support the Company's operations during the next twelve months.

Off-Balance Sheet Arrangements
------------------------------

The Company's off balance sheet arrangements are principally lease arrangements associated with the retail stores and the corporate office.

New Accounting Pronouncements
-----------------------------

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is the first annual reporting period beginning after June 15, 2005, and will apply to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 50% of the Company's net sales for the nine months ended April 30, 2005 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 50% for the nine month period ended April 30, 2004. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the three months ended April 30, 2005. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At April 30, 2005, the Company had variable rate floor plan payables, notes payable, and short-term debt of approximately $42.7 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.4 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the nine months ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            -----------------------------------------
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------
            At April 30, 2005 the Company continued to be in technical default with the GE credit facility. In June 2005 the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month convertible term loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The lenders also have the option to lend an additional $7.5 million to the Company under the same terms as the existing five year convertible debt.

            Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials (see Note 11). The remainder of the proceeds will be used to support its near term needs for working capital, general capital expenditures, including sufficient working capital to initiate the build out of the Phoenix mining facilities, and other corporate requirements.

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




                            WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY




June 14, 2005               By: /s/ Mark J. Wright
                                ---------------------------
                                Mark J. Wright
                                Vice President of Finance
                                and Chief Financial Officer