Form 10-K
period 2005-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2005-09-28
CIK 939729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED JULY 31, 2005           COMMISSION FILE NUMBER 0-26230




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

     As of September 23, 2005: (a) 10,180,000 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 2,180,576 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $4,252,123 based on the closing sale price of $1.95 per share on September 23, 2005.

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

     Arizona Pacific Materials, LLC, a wholly owned subsidiary, operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

HISTORY AND ACQUISITIONS

     The Company commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. The Company became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI held 12.0 percent of the outstanding shares of the Company as of July 31, 2005.

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

     The Company consolidated four facilities in the first quarter of fiscal 2000 into certain larger stores in each region. One branch office in Washington was sold during the third quarter of fiscal 2000 while two temporary locations were established in Southern California. The closures were intended to increase efficiencies and reduce costs. The two locations in California were established in an effort to assist Case Corporation in a dealership transition for Southern California. The Company consolidated one branch in Washington during the first quarter of fiscal 2001 and sold the two locations in Southern California in the third quarter of fiscal 2001.

     During fiscal 2002, the Company closed/sold 3 locations resulting in 15 locations at the end of fiscal 2002. There were no store closures and no new stores opened in fiscal years 2003 and 2004.

     During fiscal 2005, the Company sold 1 location and purchased Arizona Pacific Materials, LLC, which operates two surface mines producing cinder aggregate in the Phoenix and Flagstaff, Arizona building/construction markets. This resulted in 16 locations at the end of fiscal 2005.

BUSINESS STRATEGY

     The Company's strategy is to streamline the Company's operations and close or consolidate stores and to increase efficiency and profitability as well as look for opportunities in diversification. The Company is concentrating its efforts on reducing costs and increasing sales and margins so that all of its operations can be profitable. The Company has selectively pared down its product offerings to reduce inventory carrying costs and to improve turnover in the remaining product lines that it offers.

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

     The Company's business strategy had previously focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at its existing locations. The Company reduced its acquisition activity in recent years due to market conditions. As market conditions improve and opportunities arise, the Company consider new strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, in the future the Company may open new retail outlets or make strategic acquisitions in related areas, as opportunities and conditions permit. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

     In September 2004, the Company purchased Arizona Pacific Materials, LLC, which operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets. The business strategy of this segment of the Company is to focus on developing contracts for production of cinder and basalt for contractors in the Phoenix and Flagstaff areas, which have shown significant growth in the past few years.

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

Other Products.
---------------

     Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 51% and 47% of the Company's net sales for fiscal year 2005 and fiscal 2004, respectively, resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

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

     The Company sells used Equipment that has been reconditioned in its own service shops. It generally obtains such used Equipment as "trade-ins" from customers who purchase new items of Equipment and from Equipment previously rented and not purchased. Unlike new Equipment, the Company's used Equipment is generally sold "as is" and without a warranty

Equipment Rental.
-----------------

     The Company maintains a separate fleet of Equipment that it holds for rental. Such Equipment is generally held in the rental fleet for 12 to 36 months and then sold as used Equipment with appropriate discounts reflecting prior rental usage. As rental Equipment is taken out of the rental fleet, the Company adds new Equipment to its rental fleet as needed. The rental charges vary, with different rates for different types of Equipment rented. In October 1998, the Company opened its first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store was consolidated with the Company's Auburn, Washington store in August 2000. Rentals are 3% and 5% of revenue in fiscal year 2005 and fiscal year 2004, respectively. See Sales and Marketing below.

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

     The Company purchases parts for use in its Equipment service business, as well as for sale to other customers who are independent service providers of Case Equipment. Generally, parts purchases are made on standard net 30-day terms. The Company employs one or more persons who take orders from customers for parts purchases at each retail distribution outlet. The Company provides only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

Mining
------

     The Company, through its wholly owned subsidiary, Arizona Pacific Materials, LLC, operates two surface mines producing cinder and basalt aggregate to supply material for block manufacturers, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

SALES AND MARKETING

     The Company's customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. The Company estimates that it has approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of its total sales in the fiscal year ended July 31, 2005.

For fiscal years 2005, 2004, and 2003, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                               FY 2005      FY 2004      FY 2003
                               ---------------------------------
     Equipment Sales              72%          70%          70%
     Equipment Rental              3%           5%           5%
     Product Support              24%          25%          25%
     Mining                        1%           0%           0%
                               ---------------------------------
                                 100%         100%         100%
                               =================================

     The Company advertises its products in trade publications and appears at trade shows throughout its Territory. It also encourages its salespersons to visit customer sites and offer Equipment demonstrations when requested.

     The Company's sales and marketing activities do not result in any significant backlog of orders. Although the Company accepts orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2005 a majority of its sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

     The Company employed approximately 35 equipment salespersons on July 31, 2005. All of the Company's sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each Equipment salesperson is assigned a separate territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

     On July 31, 2005, the Company employed 1 product support salesperson who sells Company parts and repair services to customers in assigned territories. The Company has no independent distributors or non-employee sales representatives.

SUPPLIERS

     The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during fiscal 2005. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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

EMPLOYEES

     As of July 31, 2005, the Company employed 244 full-time employees. Of that number, 17 are in corporate administration, 21 are involved in administration at the branch locations, 61 are employed in equipment sales and rental, 18 are employed in mining operations, and 127 are employed in product support. As of July 31, 2005, approximately 15 of the Company's service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2005. The Company believes that its relations with its employees are generally satisfactory.

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

ITEM 2.     PROPERTIES
            ----------

     The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 2005.

                                                       EXPIRATION      ANNUAL                                       PURCHASE
LOCATION AND USE                LESSOR                 DATE            RENTAL        SIZE/SQUARE FEET               OPTIONS
----------------                ------                 ----------      ------        ----------------               -------
1745 N.E. Columbia Blvd.        Carlton O. Fisher,     12/31/2010      $ 84,000(1)   Approx. 4 acres;               No
Portland, Oregon 97211          CNJ Enterprises                                      building 17,622 sq. ft.

1665 Silverton Road, N.E.       LaNoel Elston          07/31/2009      $ 37,200(1)   Approx. 1 acre;                No
Salem, Oregon 97303             Myers Living Trust                                   building 14,860 sq. ft.

West 7916 Sunset Hwy.           U.S. Bank              09/30/2008(4)   $ 64,800(1)   Approx. 5 acres;               No
Spokane, Washington 99204                                                            building 19,200 sq. ft.

15111 Smokey Point Blvd         Woody & Carol Wells    11/30/2009      $ 57,650(1)   Approx. 2.1 acres;             No
Marysville, Washington 98271                                                         building 13,600 sq. ft.

6407-B  NE 117th Ave            McLain-Rubin Realty    03/31/2006      $ 98,400      Building 8,627 sq. ft.         No
Vancouver, Washington 98662     Company, LLC (3)
(Executive Offices)

2702 W. Valley Hwy No.          Avalon Island LLC      11/30/2015      $204,000(1)   Approx. 8 acres;               No
Auburn, Washington 98001                                                             building 33,000 sq. ft.

500 Prospect Lane               Owned                  N/A             N/A           Approx. 1.5 acres;             N/A
Moxee, Washington 98936                                                              building 4,320 sq. ft.
(Subleased to 3rd Party)

1455 Glendale Ave.              McLain-Rubin Realty    09/30/2007      $276,000(2)   Approx. 5 acres;               No
Sparks, Nevada 89431            Company, LLC (3)                                     building 22,475 sq. ft.

3540 D Regional Parkway         Soiland                Month to        $ 63,450(1)   Approx. 1.25 acres;            No
Santa Rosa, California 95403                           Month                         building 5,140 sq. ft.

1751 Bell Avenue                McLain-Rubin Realty    09/30/2007      $228,000(2)   Approx. 8 acres;               No
Sacramento, California 95838    Company, LLC (3)                                     building 35,940 sq. ft.

8271 Commonwealth Avenue        M.E. Robinson &        03/31/2007      $ 97,536      N/A                            No
Buena Park, CA 90621-2537       Lois Robinson

2535 Ellis Street               Hart Enterprises       04/30/2006      $ 33,600      Approx. 2 acres;               Yes
Redding, California 96001                                                            building 6,200 sq. ft.

1041 S Pershing Ave             Raymond Investment     03/14/2006      $ 50,758      Approx. .5 acres;              Yes
Stockton, CA   95206            Corp                                                 building 1,794 sq. ft.

                                                       EXPIRATION      ANNUAL                                       PURCHASE
LOCATION AND USE                LESSOR                 DATE            RENTAL        SIZE/SQUARE FEET               OPTIONS
----------------                ------                 ----------      ------        ----------------               -------
723 15th Street                 Mark Flerchinger       Month to        $ 20,400      Approx. 1.2 acres;             Yes
Clarkston, Washington 99403                            Month                         building 3,750 sq. ft.

2020 E. Third Avenue            ROM Holdings           11/30/2014      $108,000      Approx. 4 acres;               No
Anchorage, Alaska 99501                                                              building 15,650 sq. ft.

3511 International Street       Ed Maynard             11/30/2009      $ 78,000      Approx. 1.5 acres;             No
Fairbanks, Alaska 99701                                                              building 8,500 sq. ft.

9390 E Hiller Rd                Owned                  N/A             N/A           Approx. 74 acres               N/A
Phoenix, AZ  85232
                                State of Arizona(5)    10/20/07        $  3,200      Approx. 80 acres               No

4999 E Empire  Unit A           Sister's Cinders       11/30/07        Based upon    Approx. 800 acres              No
Flagstaff, AZ  86004                                                   minerals
                                                                       sold,
                                                                       minimum
                                                                       $25,000
                                                                       per year

1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.
2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.
3    Related party lease.
4    Renewal in process.
5    Own the mineral rights while the State of Arizona owns the surface rights.
================================================================================


     The Company's operating facilities as of July 31, 2005 were separated into
1) six "hub" outlets and eight "sub-stores" and 2) one subsidiary with two locations. In addition, the Company maintains its headquarter operations in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn and Spokane, Washington; Portland, Oregon; Sparks, Nevada; Buena Park, and Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Mukilteo and Clarkston, Washington; Salem, Oregon; Santa Rosa, Stockton, and Redding, California; and Fairbanks, Alaska. The subsidiary (Arizona Pacific Materials, LLC) maintains locations in Florence and Flagstaff, Arizona.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

     The Company's stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2005 and July 31, 2004 were as follows:


     Fiscal 2005                                               High        Low
     -----------                                               ----        ---
     1ST QUARTER - August 1, 2004 through October 31, 2004    $  0.91    $ 0.52

     2ND QUARTER - November 1, 2004 through January 31, 2005  $  1.95    $ 1.01

     3RD QUARTER - February 1, 2005 through April 30, 2005    $  1.52    $ 0.96

     4TH QUARTER - May 1, 2005 through July 31, 2005          $  1.85    $ 1.20

     Fiscal 2004
     -----------
     1ST QUARTER - August 1, 2003 through October 31, 2003    $ 0.45     $ 0.15

     2ND QUARTER - November 1, 2003 through January 31, 2004  $ 0.43     $ 0.32

     3RD QUARTER - February 1, 2004 through April 30, 2004    $ 0.41     $ 0.35

     4TH QUARTER - May 1, 2004 through July 31, 2004          $ 0.40     $ 0.26


     The number of shareholders of record of the Company's Common Stock on July 31, 2005 was 453 and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 850 holders.

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

     Equity Compensation Plan Information
     ------------------------------------

-------------------------   -----------------------   --------------------   -------------------------
Plan category               Number of Securities to   Weighted -average      Number of securities
                            be issued upon exercise   exercise price of      remaining available for
                            of outstanding options,   outstanding options,   future issuance under
                            warrants and rights       warrants and rights    equity compensation plans
                                                                             (excluding securities
                                                                             reflected in column (a))
-------------------------   -----------------------   --------------------   -------------------------
Equity compensation plans
approved by security
holders                           1,900,000                  $.50                   5,100,000
-------------------------   -----------------------   --------------------   -------------------------
Equity compensation plans
not approved by security
holders                               --                      --                        --
-------------------------   -----------------------   --------------------   -------------------------

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

     The following selected financial data have been derived from the audited financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Fiscal Year Ended July 31,
                                                         --------------------------
                                         2005         2004         2003         2002         2001
                                       ------------------------------------------------------------
Net sales                              $117,222     $115,516     $102,396     $107,988     $139,902
Gross profit                           $ 14,158     $ 14,170     $ 13,526     $  7,763     $  9,820
   (% of sales)                            12.1         12.3         13.2          7.2          7.0
Selling, general and administrative    $ 10,169     $  9,594     $  9,955     $ 10,199     $ 12,840
   (% of sales)                             8.7          8.3          9.7          9.4          9.2
(Loss) income before income taxes      $  1,038     $  1,961     $    460     $ (9,971)    $ (7,537)
   (% of sales)                             1.0          1.7           .4         (9.2)        (5.4)
Tax rate (%)                             (140.0)         2.4         10.4          0.5          4.0
Net (loss) income                      $  2,490     $  1,913     $    412     $(10,019)    $ (7,842)

Net (loss) income per basic common
   share                               $   0.25     $   0.19     $   0.08     $  (2.50)    $  (2.30)

Net (loss) income per dilutive
   common share                        $   0.10     $   0.19     $   0.08     $  (2.50)    $  (2.30)

Shares used in basic earnings per
   share calculations                    10,141       10,130        5,336        4,003        3,403

Shares used in dilutive earnings
   per share calculations                26,269       10,130        5,336        4,003        3,403

Working capital surplus (deficit)      $ 19,165     $(12,800)    $(17,590)    $(24,390)    $(20,102)
Long-term debt (including capital
   leases and deferred lease income)   $ 25,437     $    902     $    880     $    928     $  3,469
Stockholders' equity (deficit)         $  6,500     $    102     $ (1,811)    $ (3,136)    $  6,751
Total assets                           $ 71,637     $ 55,024     $ 54,466     $ 60,116     $ 93,092

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report. Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

     The Company acquired its first seven retail distribution stores in November 1992. The Company expanded to 18 stores in four states by the end of fiscal 1996, to 23 stores in five states by the end of fiscal 1997, and to 27 stores in five states by the end of fiscal 1998. In fiscal 1999, the Company closed 3 stores. At the end of fiscal 2003 and 2004, the Company had 15 stores in operation. In 2005 the Company sold 1 store in California and purchased a subsidiary, Arizona Pacific Materials, LLC, with 2 locations. At the end of fiscal year 2005 the Company had 16 locations.

     For the last four years, the Company has concentrated on consolidating or closing stores to improve operating efficiency and profitability. Store activity for the last three years is summarized as follows:

------  -----------------  -------------  -------------  -------------  ----------------
FISCAL  NO. OF STORES AT   NO. OF STORES  NO. OF STORES  NO. OF STORES  NO. OF STORES AT
 YEAR   BEGINNING OF YEAR     OPENED       CLOSED/SOLD      ACQUIRED      END OF YEAR
------  -----------------  -------------  -------------  -------------  ----------------
 2003          15                0              0              0               15
------  -----------------  -------------  -------------  -------------  ----------------
 2004          15                0              0              0               15
------  -----------------  -------------  -------------  -------------  ----------------
 2005          15                0              1              2               16
------  -----------------  -------------  -------------  -------------  ----------------

     The Company continues to evaluate additional store closures or sales. In addition, in the future the Company may open and acquire additional distribution outlets for Case products, as well as for products which may be manufactured by other companies as circumstances permit. The Company's results can be impacted by the timing of, and costs incurred in connection with, new store openings and acquisitions as well as the costs of closing existing stores.

RESULTS OF OPERATIONS

FISCAL YEAR 2005, AS COMPARED WITH FISCAL YEAR 2004

     The Company reported net revenues for fiscal 2005 of $117,222,000 compared with net revenues of $115,516,000 for fiscal 2004. Stores opened longer than 12 months showed an overall revenue increase of 1.5 percent from prior year revenue reflecting a continued recovery in economic conditions. During 2005, there were two locations purchased through the acquisition of Arizona Pacific Materials, LLC, which accounted for $1,223,000 in sales during 2005, and one store closure.

     Gross margin was 12.1 percent during fiscal 2005 which was slightly lower than the 12.3 percent gross margin during fiscal 2004. The decrease in 2005, is due to changes in sales mix. Inventory reserves and allowances were $3,914,000 and $4,115,000 in 2005 and 2004 respectively. The Company continues to focus its sales efforts on specialty and niche lines.

     Selling, general, and administrative expenses were $ 10,169,000 or 8.7 percent of revenues for fiscal 2005 compared to $9,594,000 or 8.3 percent of sales for fiscal 2004. The increase in selling, general, and administrative expenses resulted from first year costs associated with the addition of a new subsidiary, Arizona Pacific Materials, LLC, and its two locations in Arizona in fiscal 2005. Selling, general and administrative costs for the Arizona subsidiary were $1,265,000 for the year ended July 31, 2005.

     Interest expense for fiscal 2005 was $3,146,000, up from $2,767,000 in fiscal 2004 due to a combination of a increase in overall interest rates and higher inventory levels. The Company had an inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services, which was paid off in June 2005. Management had used this facility to allow the Company to take greater discounts and to lower overall interest expense and to provide operating capital liquidity. In June 2005, the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. A portion of the proceeds from the convertible debt was used to pay off the credit line with GE. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031,000 and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt and would receive an additional 1,312,500 warrants. The value of these warrants is $441,000 and is also treated as debt discount to be amortized over 18 months. Included in interest expense for fiscal 2005 is $387,000 of amortized debt discount related to the issuance of warrants.

     For fiscal 2005, the Company reported net income of $2,490,000 or $ 0.25 per share (basic) compared with net income of $1,913,000 or $ 0.19 per share (basic) in fiscal 2004. The increase in net income is primarily the reduction in a valuation allowance of the Company's deferred taxes of $1,500,000 offset by losses incurred by our subsidiary Arizona Pacific Materials, LLC during it's first year of operations with Western Power & Equipment.

     On September 15, 2004 the Company acquired Arizona Pacific Materials LLC, a basalt and cinder mining company with operating mines in Phoenix and Flagstaff, Arizona. The purchase price was $3 million of which $2.5 million was being carried by the Seller as a note from the Company with interest at 5% and an installment payment of $2,000,000 plus accrued interest in 13 months from the date of purchase and the balance of principal and accrued interest due 19 months from the date of purchase. The $2.5 million note to the seller was paid in June 2005 out of the proceeds from a new $32 million senior credit facility, as discussed above.

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

     Gross margin was 12.3 percent during fiscal 2004 which was slightly lower than the 13.2 percent gross margin during fiscal 2003. The decrease in 2004, is due in part to management's continued successful efforts in reducing inventory levels, particularly of older inventory which were sold at slightly lower prices than those of the prior year. Also contributing to lower margins in 2004, are changes in sales mix, which reflect a greater number of new and used equipment sales transactions which traditionally carry lower margins, thus lowering the weighted average gross margin percent. Inventory reserves and allowances are slightly lower in 2004 ($4.1 million) than 2003 ($4.8 million) due to the Company's ability to sell off such older equipment as described above with very little application of obsolescence reserves to the sales. The Company continues to focus its sales efforts on specialty and niche lines.

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

     For fiscal 2004, the Company reported net income of $1,913,000 or $ 0.19 per share compared with net income of $412,000 or $ 0.08 per share in fiscal 2003. The increase in net income is primarily a result of increased sales and continued efforts by management to minimize administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for liquidity and capital resources are related to its acquisition of inventory for sale and its rental fleet. The Company's primary source of internal liquidity has been from its operations. As more fully described below, the Company's primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to the Company by the manufacturers of the products the Company sells as well as the credit facility more fully described below.

     Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At July 31, 2005, the Company was indebted under manufacturer provided floor plan arrangements in the aggregate amount of $ 24,558,000.

     The Company had an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement had not been renewed and the Company was operating under the agreement on a month to month basis. This credit facility was paid in full in June 2005. Amounts were advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. The Company used this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from its suppliers, and to provide operating capital for further growth. Borrowings were collateralized by the Company's assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of July 31, 2005, there were no amounts outstanding under the GE credit facility.

     In June 2005 the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031,000 and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the option to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. The value of these warrants is $441,000 and is also treated as debt discount to be amortized over 18 months.

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

     On July 31, 2005, cash and cash equivalents were 855,000. The Company had negative cash flows from operating activities during the year of $ 2,215,000. The Company's cash flow from operating activities consisted primarily of an decrease in accounts receivable of $1,197,000, an increase of accounts payable of $2,463,000, depreciation of $5,332,000, offset by an increase in inventories of $19,816,000, an increase in floor plan financing of $9,997,000 and the provision for deferred income taxes of 1,500,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets. The Company paid down its short-term financing by $31,710,000, closed a $30,000,000 convertible debenture and a $2,000,000 bridge loan and increased its long tem borrowings, net of repayments by $687,000 during the year.

     Our obligations as of July 31, 2005 and the period in which they are scheduled to become due are set forth in the following table:

                                          DUE IN LESS      DUE IN         DUE IN        DUE AFTER
OBLIGATION                    TOTAL       THAN 1 YEAR     1-3 YEARS      4-5 YEARS       5 YEARS
------------------------   -----------    -----------    -----------    -----------    -----------
Long Term Debt             $   809,790    $   154,510    $   327,254    $   328,026    $        --

Related Party Debt             500,000        200,000        200,000        100,000             --

Bridge Loan                  1,333,320      1,333,320             --             --             --

Convertible Debt            30,000,000      3,888,889     13,333,333     12,777,778             --

Capital Lease Obligation       853,115         43,237        118,150        143,210        548,518

Employment Contract
  Obligations                1,228,258      1,228,258             --             --             --

Operating Leases             5,011,029      1,300,512      1,789,653        803,864      1,117,000
                           -----------    -----------    -----------    -----------    -----------
Total Cash Obligations     $39,735,512    $ 8,148,726    $15,768,390    $14,152,878    $ 1,665,518
                           ===========    ===========    ===========    ===========    ===========

As of July 31, 2005, our obligations included approximately $ 438,000 in various state sales taxes.

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

INFLATION

     All of the products and services provided by the Company are capital equipment, included in capital equipment, or raw materials which are used in the construction and industrial sectors. Accordingly, the Company's sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by the Company. In addition, although agricultural equipment sales are less than 2% of the Company's total revenues, factors adversely affecting the farming and commodity markets also can adversely affect the Company's agricultural equipment related business.

ECONOMIC CONDITIONS

     The Company's business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction and industrial sectors. An erosion in North American and/or other countries' economies could adversely affect the Company's business. Market specific factors could also adversely affect one or more of the Company's target markets and/or products.

SEASONALITY; FLUCTUATIONS IN RESULTS

     Historically, sales of our products have varied substantially from quarter to quarter due to the seasonality of the construction business. We attempt to accurately forecast orders for our products and commence purchasing prior to the receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flows for any given quarter. In addition, our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year-to-year performance is more stable, which it also may not be. In addition, many of our products require significant manufacturing lead-time, making it difficult to order products on short notice. If we are unable to satisfy unexpected customer orders, our business and customer relationships could suffer and result in the loss of future business.

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

DEPENDENCE UPON THIRD-PARTY MANUFACTURERS

     All of our products related to the equipment industry are supplied by third parties. From time to time, we experience delays and disruptions in our supply chain. To date, these delays and disruptions have not materially adversely affected our business, but they could do so in the future. Wherever possible, we try to assure ourselves of adequate inventory supply, but we do not always succeed. To the extent that we experience significant supply or quality control problems with our vendors, these problems can have a significant adverse effect on our ability to meet future delivery commitments to our customers.

     Currently, Case Corporation provides approximately 49% of our products. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

RECENT ACCOUNTING STANDARDS

The following pronouncement has been issued by the FASB.

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

In May 2005, the Financial Accounting Standard Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3." This statement requires retrospective application of prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects, or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS No. 154 will not have an impact on the Company's financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

     Information included within this section relating to projected revenues , growth, income, potential cost savings and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction and industrial sectors and general economic cycles; the success of the Company's entry into new markets; the success of the Company's entry into new markets; the success of the Company's operation of the acquired business; industry conditions, and competitors; competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2005, the Company had variable rate floor plan payables, notes payable, and long-term debt of approximately $53.4 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.53 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for the years ended
          July 31, 2005, 2004, and 2003                                      F-1
     Consolidated Balance Sheets as of July 31, 2005 and 2004                F-2
     Consolidated Statements of Stockholders' Equity/(Deficit)
          for the years ended July 31, 2005, 2004, and 2003                  F-3
     Consolidated Statements of Cash Flows for the years ended
          July 31, 2005, 2004, and 2003                                 F-4, F-5
     Notes to Consolidated Financial Statements                              F-6
     Report of Independent Auditors'                                        F-22


Financial Statement Schedule:

     Report of Independent Registered Public Accounting Firms -
          Financial Statement Schedule                                      F-23
     Schedule II - Valuation and Qualifying Accounts                        F-24


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

     As required by SEC Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


ITEM 9A.    OTHER INFORMATION
            -----------------

     None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            ----------------------------------------------

     Directors
     ---------

The following table sets forth the name and age of each of the Company's directors, as well as the length of time which each director has served.

     Name                              Age                    Director Since
     ----------------                  ---                    --------------
     C. Dean McLain                    51                          1993
     Michael Metter                    54                          2003
     Steven Moskowitz                  41                          2003
     James Fisher                      69                          2004

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

STEVEN MOSKOWITZ. Mr. Moskowitz has served as director since February 11, 2003. Since 1997, Mr. Moskowitz has been the Vice-President of Business Development for H.W. Carter and Sons. Prior thereto, Mr. Moskowitz was Division President of Evolutions. Mr. Moskowitz is currently a director and secretary for Spongetech. He previously served as the CEO and a director of Azurel, Ltd from October 2002 through September 2003, President from May 2004 to July 2004. He has been the CEO of Azurel, Ltd since July 2005. Mr. Moskowitz is also currently an independent director for R.M. Enterprises International, Ltd. He is also Executive Vice President of Tiburon Capital Group, a privately held holding corporation.

JAMES FISHER Mr. Fisher was an insurance agent and broker as well as a registered representative holding a Series 7 securities license and was an insurance broker representing CIGNA, UNUM, and Metropolitan Life, among others. He retired in 1994, when he also resigned from the board of directors of Fleet Bank of New York.

     Audit Committee Financial Expert
     --------------------------------

Our Company's board of directors has determined that at least two audit committee financial experts are serving on its audit committee. Mr. Metter and Mr. Fisher, are financial experts and are independent as that term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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


                                      III-1

ITEM  11.   EXECUTIVE COMPENSATION
            ----------------------

     The Compensation Committee of the Board of Directors (the "Committee") is currently composed of three non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 2005, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

     The key objectives of the Company's executive compensation policies are to attract and retain key executives who are important to the long-term success of the Company and to provide incentives for these executives to achieve high levels of job performance and enhancement of shareholder value. The Company seeks to achieve these objectives by paying its executives a competitive level of base compensation for companies of similar size and industry and by providing its executives an opportunity for further reward for outstanding performance in both the short term and the long term. The Company has entered into an employment agreement with Mr. McLain that covers a multiple year term (see "Chief Executive Officer Compensation," below). The compensation of Mr. Wright is based on an employment agreement dated August 1, 2000. Mr. Rubin, a major shareholder, was previously compensated under an employment contract (see "Employment, Consulting and Incentive Compensation Agreements," below), entered into a consulting agreement with the Company on August 1, 1998 after he ceased to be an executive officer of the Company on July 31, 1998 and entered into another consulting agreement on August 1, 2000 when the original consulting agreement expired.

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

     STOCK OPTIONS. Stock options are the primary vehicle for rewarding long-term achievement of Company goals. The objectives of the program are to align employee and shareholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under the Company's 1995 Employee Stock Option Plan, the Board of Directors or the Compensation Committee may grant options to purchase Common Stock of the Company to key employees of the Company. Messrs. McLain and Wright currently participate in the 1995 Employee Stock Option Plan. The number of options granted to Mr. McLain are determined under the terms of his employment agreement. The number of options granted to Mr. Wright are determined by the Compensation Committee on a discretionary basis. The options generally vest immediately at the time of grant.

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


                                      III-2

     Summary Compensation Table
     --------------------------

     The following table sets forth the amount of all compensation paid during each of the last three fiscal years to the Chief Executive Officer and to each of the Company's other executive officers for services in all capacities to the Company.

                                                                         COMPENSATION
                                      LONG-TERM                             AWARDS
                                  ANNUAL COMPENSATION                     ---------
                              --------------------------   OTHER ANNUAL   NUMBER OF     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY      BONUS    COMPENSATION    OPTIONS    COMPENSATION
---------------------------   ----   --------   --------   ------------   ---------   ------------
C. Dean McLain                2005   $423,376   $257,950     $  1,482         --              --
President, CEO, Chairman      2004   $424,805   $189,491     $     --         --              --
of the Board(1)               2003   $399,633   $ 15,000     $     --         --        $415,413

Mark J. Wright                2005   $189,976   $140,705     $  9,000         --              --
Vice President of             2004   $190,618   $ 10,000     $  9,000         --              --
Finance and CFO               2003   $208,255   $ 75,000     $     --         --              --


(1) Mr. McLain joined the Company in March 1993, when he became its Chief Executive Officer. On July 31, 1995, Mr. McLain was permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with the Company was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commenced at $250,000 for fiscal 1996, and increased to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. Effective as of August 1, 2000 Mr. McLain's employment agreement with the Company was terminated and he entered into a new employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive Bonuses under certain circumstances. See "Employment, Consulting and Incentive Compensation Agreements" below. Mr. McLain became Chairman effective August 1, 1998. On May 1, 2003 Mr. McLain agreed to convert the principal amount of a loan made to the Company in the amount of $73,500 into shares of the Company's common stock. In connection therewith Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company in the amount of $415,413.

     Option Grants in Last Fiscal Year
     ---------------------------------

     The following table provides information regarding individual grants of stock options to each executive officer in fiscal 2005.

                                                                               Potential Realizable
                             Individual Grants                                 Value at Assumed Annual
                             % of Total Options                                Rates of Stock Price
                  Options    Granted to Employees    Exercise    Expiration    Appreciation for term
      Name        Granted    in Fiscal Year          Price       Date             5%           10%
--------------    -------    --------------------    --------    ----------    --------     --------
C. Dean McLain      --              N/A                N/A          N/A           N/A          N/A

Mark J. Wright      --              N/A                N/A          N/A           N/A          N/A


                                      III-3

     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information concerning the exercise of stock options during the fiscal 2005 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                                                                Value of
                                               Number of Unexercised         Unexercised In-
                      Shares                       Options at               the-money options
                   Acquired on    Value          Fiscal Year-End            at Fiscal Year-End
    Name             Exercise    Realized    Exercisable/Unexercisable   Exercisable/Unexercisable
--------------       --------    --------    -------------------------   -------------------------
C. Dean McLain          --          --              700,000                        N/A

Mark J. Wright          --          --              200,000                        N/A

 Employment, Consulting and Incentive Compensation Agreements

     Upon completion of the Company's 1995 initial public offering, the Company entered into an employment agreement with Mr. Rubin, a major shareholder, effective as of June 13, 1995, that expired July 31, 1998. Pursuant to this agreement, Mr. Rubin served as Chairman of the Board of the Company and received an annual base salary of $150,000 plus bonuses if certain conditions were met. Effective August 1, 1998, the Company entered into a new two-year agreement with Mr. Rubin. Under the terms of this agreement, Mr. Rubin no longer served as Chairman, but provided consulting services to the Company. He received an annual fee of $200,000 plus all authorized business expenses. The Company then entered into a new seven (7) year consulting agreement with Mr. Rubin effective August 1, 2000 paying him $200,000 plus all authorized business expenses in the first year, followed by a 3% raise in each successive year of the contract.

     Effective as of August 1, 2000 Mr. McLain entered into an employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. Mr. McLain received a $290,000 bonus during the Company's 2005 fiscal year. In addition, Mr. McLain receives the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Mr. Moskowitz, Mr. Metter and Mr. Fisher. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members. Mr. McLain, the Chairman of the Board of Directors since August 1998, as well as its President and CEO, participated in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants to the Company, except that he was excluded from discussions regarding his own salary.

Directors' Compensation

     Each director, not otherwise a full time employee of the Company, is eligible to receive $2,000 per quarter, together with reimbursement of their reasonable expenses incurred on the Company's behalf.

ITEM 12.    SECUTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            ------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. The Company's outstanding voting securities at the close of business on September 23, 2005, consisted of 10,180,000 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The



                                      III-4

Common Stock does not have cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Western Power & Equipment Corp., 6407-B North East 117th Avenue, Vancouver, WA 98662.

                                                                      Shares            Percentage
Name and Address                                      Beneficially Owned (1)    Beneficially Owned
----------------                                      ----------------------    ------------------
C. Dean McLain (2)(6)(7)                                           4,057,419                 37.3%

Robert M. Rubin(3)(4)(6)                                             750,000                  6.9%

The Rubin Family Irrevocable Stock Trust (4)                       4,169,419                 38.0%

Mark J. Wright (5)                                                   200,000                  1.9%

Steven Moskowitz (10)                                                150,000                  1.5%

Michel Metter (9)                                                    150,000                  1.5%

James Fisher (11)                                                    100,000                  1.0%

American United Global, Inc.(8)
11108 NE 106th Place
Kirkland, WA 98033                                                 1,222,586                 12.0%

JSC, LLC (7)
38207 NE Gerber Rd.
Yacolt, WA  98675                                                    588,000                  5.8%

All officers and directors as a group (5 persons)
(2)(5)(6)(9)(10)(11)                                               4,657,419                 40.6%

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

(2) Includes Mr. McLain's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 362,000 shares of AUGI common stock. Mr. McLain's beneficial ownership of AUGI common stock represents 18.1 percent of AUGI voting stock as of September 23, 2005.

(3) Includes Mr. Rubin's direct beneficial ownership of exercisable options to acquire 500,000 shares of the Company's common stock. Excludes the shares of the Company's common stock held by the Rubin Family Irrevocable Stock Trust (the "Trust"). Excludes Mr. Rubin's indirect ownership in the Company through his beneficial ownership of 80 shares and options to purchase 33,600 shares of AUGI common stock. Mr. Rubin's beneficial ownership of AUGI common stock represents
1.7 percent of AUGI voting stock as of September 23, 2005.

(4) Mr. Rubin, a grantor of the Trust, does not have sole or shared voting or dispositive power over the shares of the Company's common stock held by the Trust, and disclaims any beneficial ownership of the shares of the Company's common stock held by the Trust.

(5)   Includes options to purchase 200,000 shares of the Company's common stock.

(6) On May 1, 2003, Mr. McLain and the Rubin Family Irrevocable Stock Trust agreed to convert the principal amount of a

                                     III-5
loan made to the Company in the amount of $147,000 into an aggregate of 5,538,838 shares of the Company's common stock, as a result of which Mr. McLain and the Rubin Family Irrevocable Stock Trust each received 2,769,419 shares of the Company's common stock.

(7) Includes 588,000 shares beneficially owned by JSC. Through JSC LLC Mr. McLain has sole or shared voting or dispositive power over the shares of the Company's common stock beneficially owned by JSC LLC.

(8) Includes the shares of the Company's common stock held by American United Global, Inc. ("AUGI"), a company of which Mr. Rubin is the chief executive officer and chairman of the board of directors.

(9) Excludes Mr. Metter's indirect ownership in the Company through his ownership of exercisable options to acquire 150,000 shares of AUGI, the Company's principal stockholder. Mr. Metter's beneficial ownership of AUGI voting stock represents 7.5 percent of AUGI voting stock as of September 23, 2005. Includes options to purchase 150,000 shares of the Company's common stock.

(10) Includes options to purchase 150,000 shares of the Company's common stock.

(11) Includes options to purchase 100,000 shares of the Company's common stock.

Security Ownership of Management

     The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of the Common Stock as of September 23, 2005 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

Shares Held By Directors and Named Executive Officers

            Set forth in the table below is information concerning the ownership, as of the close of business on September 23, 2005, of the Common Stock by the Company's directors and Named Executive Officers and all directors and present executive officers as a group.

------------------------------------------------------------------------------------------------
Name and Address                                       Amount and Nature of         Percent (1)
                                                       Beneficial Ownership (1)
------------------------------------------------------------------------------------------------
C. Dean McLain (2)                                          4,057,419                  37.3%

Mark J. Wright (3)                                            200,000                   1.9%

Steven Moskowitz (4)                                          150,000                   1.5%

Michael Metter (4)                                            150,000                   1.5%

James Fisher (5)                                              100,000                   1.0%
------------------------------------------------------------------------------------------------
All directors and executive officers as a group
(5 persons)                                                 4,657,419                  40.6%
------------------------------------------------------------------------------------------------

----------
     (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which

                                     III-6
          beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

     (2) Excludes Mr. McLain's indirect ownership in the Company through his beneficial ownership of options to purchase 362,000 shares of AUGI common stock. Includes Mr. McLain's direct beneficial ownership exercisable options to acquire 500,000 shares of the Company's common stock and 588,000 shares of the Company's common stock held by the JSC LLC. Mr. McLain's beneficial ownership of AUGI common stock represents
          2.4 percent of AUGI voting stock as at September 23, 2005.

     (3) Includes exercisable stock options to purchase 200,000 shares of common stock of the Company issued to Mr. Wright for services rendered to the Company.

     (4) Includes options to purchase 150,000 shares of the Company's common stock.

     (5) Includes options to purchase 100,000 shares of the Company's common stock.

Shares Held by Certain Other Stockholders

The following table sets forth, as of the close of business on September 23, 2005, certain information with respect to each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, other than the directors set forth in the Directors and Named Executive Officers Ownership Table above.

------------------------------------------------------------------------------------------------
Name and Address                                       Amount and Nature of         Percent (1)
                                                       Beneficial Ownership (1)
------------------------------------------------------------------------------------------------
Crestview Capital Master, LLC
 95 Revere Drive Suite A                                    3,525,033                  25.7%
 Northbrook, IL   60062 (2)

------------------------------------------------------------------------------------------------
Iroquois Master Fund, LTD
 641 Lexington Avenue, 26th Floor                           3,133,362                  23.5%
 New York, NY   10022
------------------------------------------------------------------------------------------------
Omicron Master Fund
 650 Fifth Avenue, 24th Floor                               6,658,395                  39.5%
 New York, NY  10019
------------------------------------------------------------------------------------------------
Smithfield Fiduciary LLC
 C/O Highland Capital Mgt, LLC                              6,658,395                  39.5%
 9 West 57th Street, 27th Floor
 New York, NY  10019
------------------------------------------------------------------------------------------------
CCA Fund, LP
 19 Old Kings Highway South                                 2,741,692                  21.2%
 Darien, CT  06820
------------------------------------------------------------------------------------------------

                                     III-7

----------
          (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.









































                                     III-8

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

    The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, a significant stockholder of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168,000. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228,000. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

    In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold by the Company to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a significant stockholder of the Company. The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276,000. The new lease qualifies for treatment as an operating lease.

    On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, a significant stockholder of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98,000. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

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

    On September 8, 2004, McLain-Rubin Realty Company II, LLC ("MRR II"), The Rubin Family Irrevocable Stock Trust and certain other related parties loaned the Company $500,000 for the purchase of Arizona Pacific Materials, LLC. These related parties received a total of 2,000,000 options to purchase the Company's stock at a price of $0.55 per share as part of the loan agreement.

                                     III-9

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
            ---------------------------------------

    AUDIT FEES

    The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2005 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended July 31, 2005 were $ 166,300.

    The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2004 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2004 were $ 107,525.

    The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2003 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2003 were $ 134,232.

    AUDIT RELATED FEES

    No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2005, July 31, 2004 or July 31, 2003 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

    No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2005, July 31, 2004 or July 31, 2003 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

    TAX FEES

    No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2005.

    No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2004.

    No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2003.

    ALL OTHER FEES

    No fees were billed by Marcum & Kliegman LLP for any other services rendered by them during the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003.

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

    Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2005, 2004 and 2003 were compatible with maintaining their independence.

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

(b)       EXHIBITS
          --------

          See (a)(3) above.

(c)       ADDITIONAL FINANCIAL STATEMENT SCHEDULES
          ----------------------------------------

          See (a)(2) above.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Years Ended July 31,
                                                      ------------------------------------------
                                                         2005            2004            2003
                                                      ----------      ----------      ----------
Net revenues
     Product sales                                    $  107,544      $  104,767      $   92,461
     Service revenue                                       5,306           5,499           4,978
     Mining revenues                                       1,223            --              --
     Rental revenue                                        3,149           5,250           4,957
  Total net revenues                                     117,222         115,516         102,396

Cost of goods sold
     Product sales                                        94,854          92,505          80,256
     Service revenue                                       4,670           4,355           4,289
     Mining revenues                                         835            --              --
     Rental revenue                                        2,705           4,486           4,325
                                                      ----------      ----------      ----------
  Total cost of goods sold                               103,064         101,346          88,870
                                                      ----------      ----------      ----------


Gross profit                                              14,158          14,170          13,526

Selling, general and administrative expenses
(including non-cash expenses of $144, $0 and $913
for the years ended July 31, 2005, 2004 and 2003,
respectively)                                             10,169           9,594           9,955
                                                      ----------      ----------      ----------

Income from operations                                     3,989           4,576           3,571

Other income (expense):
     Interest expense                                     (3,146)         (2,767)         (3,363)
     Other income                                            195             152             252
                                                      ----------      ----------      ----------
  Total other income (expense)                            (2,951)         (2,615)         (3,111)
                                                      ----------      ----------      ----------

Income before income taxes                                 1,038           1,961             460

Provision (benefit) for income taxes                      (1,452)             48              48
                                                      ----------      ----------      ----------
Net income                                            $    2,490      $    1,913      $      412
                                                      ==========      ==========      ==========

 Income per common share - basic                      $     0.25      $     0.19      $     0.08
                                                      ==========      ==========      ==========

 Income per common share - diluted                    $     0.10      $     0.19      $     0.08
                                                      ==========      ==========      ==========

Weighted average outstanding common shares
     for basic earnings per common share                  10,141          10,130           5,336
                                                      ==========      ==========      ==========
Weighted average outstanding common shares
     for diluted earnings per common share                26,269          10,130           5,336
                                                      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         July 31,        July 31,
                                                                           2005            2004
                                                                        ----------      ----------
ASSETS
------
Current assets:
     Cash and cash equivalents                                          $      855      $        9
     Restricted cash                                                          --               408
     Accounts receivable, less allowance for
       doubtful accounts of $906 and $938                                   10,449          11,660
     Inventories (net)                                                      46,333          28,938
     Deferred taxes                                                            664
     Prepaid expenses                                                          564             205
                                                                        ----------      ----------
         Total current assets                                               58,865          41,220
                                                                        ----------      ----------
Fixed assets (net):
     Property, plant and equipment                                           3,889           2,620
     Rental equipment fleet                                                  6,068          11,053
                                                                        ----------      ----------
         Total fixed assets                                                  9,957          13,673
                                                                        ----------      ----------
Other Assets
     Security deposits                                                         318             131
     Deferred taxes                                                            836            --
     Deferred debt issuance costs                                            1,661            --
                                                                        ----------      ----------
         Total other assets                                                  2,815             131
                                                                        ----------      ----------

Total assets                                                            $   71,637      $   55,024
                                                                        ==========      ==========

LIABILITIES & STOCKHOLDERS'  EQUITY
---------------------------  ------
Current liabilities:
     Borrowings under floor plan financing                              $   24,558      $   14,561
     Short-term borrowings - GE line of credit                                --            31,710
     Bridge loan, net of discount of $ 79                                    1,254            --
     Convertible debt, net of discount of $ 836                              3,052            --
     Notes payable-related parties, net of discount of $82                     418            --
     Notes payable                                                             205              62
     Accounts payable                                                        7,925           5,461
     Accrued payroll and vacation                                              932           1,194
     Other accrued liabilities                                               1,313           1,005
     Capital lease obligations                                                  43              27
                                                                        ----------      ----------
         Total current liabilities                                          39,700          54,020
                                                                        ----------      ----------
Non current liabilities:
     Capital lease obligations                                                 810             853
     Convertible debt, net of discount of $2,404                            23,708            --
     Deferred lease income                                                     264            --
     Notes payable                                                             655              49
                                                                        ----------      ----------
         Total non current liabilities                                      25,437             902

         Total liabilities                                                  65,137          54,922
                                                                        ----------      ----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock-10,000,000 shares authorized; none outstanding           --              --
     Common stock, $.001 par value - 50,000,000 shares authorized and 10,180,000 shares and 10,130,000 shares outstanding, as of
     July 31, 2005 and 2004 respectively                                        10              10
     Additional paid-in capital                                             20,859          16,933
     Deferred compensation                                                     (18)           --
     Accumulated deficit                                                   (13,507)        (15,997)
     Less common stock in treasury, at cost (130,300 shares)                  (844)           (844)
                                                                        ----------      ----------
         Total stockholders' equity                                          6,500             102
                                                                        ----------      ----------
Total liabilities and stockholders' equity                              $   71,637      $   55,024
                                                                        ==========      ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                 Common Stock                                                                             Total
                          -------------------------     Additional                                                    Stockholders'
                            Number                       Paid-in      Accumulated       Treasury        Deferred         Equity
                           of Shares       Amount        Capital        Deficit          Stock        Compensation    (Deficiency)
                          ----------     ----------     ----------     ----------      ----------      ----------      ----------
Balance at
  July 31, 2002            4,003,162     $        5     $   16,025     $  (18,322)     $     (844)           --        $   (3,136)

Issuance of Stock-
compensation               5,538,838              4            827           --              --              --               831

Issuance of Stock-           588,000              1             81           --              --              --                82
in lieu of interest

Net Income                      --             --             --              412            --              --               412
                          ----------     ----------     ----------     ----------      ----------      ----------      ----------
Balance at
  July 31, 2003           10,130,000             10         16,933        (17,910)           (844)           --            (1,811)

Net Income                      --             --             --            1,913            --              --             1,913
                          ----------     ----------     ----------     ----------      ----------      ----------      ----------
Balance at
  July 31, 2004           10,130,000     $       10     $   16,933     $  (15,997)     $     (844)           --        $      102

Issuance of Stock-
compensation                  50,000           --               65           --              --              --                65

Issuance of Options-            --             --               97           --              --               (18)             79
deferred compensation

Issuance of Options-            --             --              292           --              --              --               292
debt discount

Issuance of Warrants-
debt discount                   --             --            3,472           --              --              --             3,472


Net Income                      --             --             --            2,490            --              --             2,490
                          ----------     ----------     ----------     ----------      ----------      ----------      ----------
Balance at
  July 31, 2005           10,180,000     $       10     $   20,859     $  (13,507)     $     (844)            (18)     $    6,500
                          ==========     ==========     ==========     ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Years Ended July 31,
                                                                          ------------------------------------------
                                                                             2005            2004            2003
                                                                          ----------      ----------      ----------
 Cash flows from operating activities:
     Net Income                                                           $    2,490      $    1,913      $      412

Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation                                                              5,332           5,513           6,021
     Amortization of deferred debt discount                                      364            --              --
     Bad debts                                                                    14             412             170
      Gain on sale of fixed assets                                            (1,410)         (1,010)           (421)
     Non-cash benefit from deferred taxes                                     (1,500)           --              --
     Non-cash stock compensation expense                                         144            --               831
     Non-cash stock interest expense                                            --              --                82
        Changes in assets and liabilities
              Accounts receivable                                              1,197          (2,293)            355
              Restricted cash                                                    408              (7)            140
              Inventories                                                    (19,816)         (4,239)         (3,335)
              Prepaid expenses and other assets                               (2,207)            (79)            (78)
              Notes receivable current                                          --              --               122
              Accounts payable                                                 2,463          (2,752)             74
              Inventory floor plan financing                                   9,997           3,602             (15)
              Accrued payroll and vacation                                      (263)            622             (87)
              Other accrued liabilities                                          308              21              (1)
              Deferred lease income                                              264            --              --
                                                                          ----------      ----------      ----------
              Net cash provided by operating activities                       (2,215)          1,703           4,270
                                                                          ----------      ----------      ----------
Cash flow from investing activities:
     Purchase of fixed assets                                                   (896)           (267)           (167)
     Purchase of rental equipment                                             (3,193)         (5,401)         (2,119)
     Proceeds on sale of rental equipment                                      7,596           6,723           4,910
     Proceeds on sale of fixed assets                                          1,708              68             156
     Purchase of assets of Arizona Pacific Materials, LLC                       (500)           --              --
     (Purchase) sale of other assets                                            --                22            (101)
                                                                          ----------      ----------      ----------
            Net cash provided by investing activities                          4,715           1,145           2,679
                                                                          ----------      ----------      ----------
Cash flows from financing activities:
     Principal payments on capital leases                                        (27)            (38)            (35)
     Repayments of short-term financing - GE line of credit                  (31,710)         (2,856)         (6,756)
     Note payable payment - purchase of Arizona Pacific
        Materials, LLC                                                        (2,500)           --              --
     Bridge loan borrowing                                                     2,000            --              --
     Bridge loan payments                                                       (604)           --              --
     Notes payable borrowing from related parties                                500            --              --
     Convertible debt issuance                                                30,000            --              --
     Payments on convertible debt                                               --               (13)           (155)
     Long-term debt borrowings                                                 5,295              66            --
     Long-term debt repayments                                                (4,608)             (6)           --
                                                                          ----------      ----------      ----------
            Net cash provided (used) in financing activities                  (1,654)         (2,847)         (6,946)
                                                                          ----------      ----------      ----------
Increase in cash and cash equivalents                                            846               1               3
Cash and cash equivalents at beginning of year                                     9               8               5
                                                                          ----------      ----------      ----------
Cash and cash equivalents at end of year                                  $      855      $        9      $        8
                                                                          ==========      ==========      ==========

Supplemental schedule of non-cash investing and financing
activities:
Notes payable issued for the purchase of Arizona Pacific
Materials, LL20............................................................    2,500            --              --

Options valued at $292 were issued in connection with
a $500 note payable related to the down payment at
closing for the purchase of Arizona Pacific Materials
See Note 12................................................................      292            --              --

Options issued in lieu of cash payments in connection
with consulting service agreements entered into in
November 2004.  See Note 7.................................................       97            --              --

Options issued in lieu of cash payments in connection
with consulting service agreements entered into in
February 2005.  See Note 7.................................................       20            --              --

Stock issued in lieu of cash payments in connection
with consulting service agreements in May 2005.  See
Note 7.....................................................................       65            --              --

Warrants issued in lieu of cash in connection with
a $32,000 senior credit facility issued in June 2005.
See Note 7 ................................................................    3,472            --              --


          See accompanying notes to consolidated financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPTIONS AND WARRANTS DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Company is engaged in the sale, rental, and servicing of light, medium, and heavy construction and industrial, and agricultural equipment and related parts in Washington, Oregon, California, Nevada, and Alaska. Case serves as the manufacturer of the single largest portion of the Company's products. In September 2005, the Company purchased the assets of Arizona Pacific Materials, LLC, with mining operations in the Phoenix and Flagstaff, Arizona areas.

     The consolidated financial statements include the accounts of the Company and its Oregon and Arizona subsidiaries after elimination of all intercompany accounts and transactions.

     The Company is focusing its efforts on streamlining its operations. The Company in recent years has selectively reduced the number of stores it operates and its product offerings to reduce overall expenses and to improve product turnover.

     CASH EQUIVALENTS

     For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which balances may, at times, exceed the Federally insured limit.

     RESTRICTED CASH

     In accordance with the borrowing agreement with GE Commercial Distribution Financial ("GE"), the Company had a cash account restricted by GE for the purpose of paying down the line of credit and accordingly has been recorded as a current asset. The line of credit was repaid in June of 2005 thus eliminating the requirement of restricted cash as of July 31, 2005. The Restricted cash was $408 at July 31, 2004.

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

     Inventory costs associated with the mining operations of Arizona Pacific Materials, LLC are determined using the last-in, first-out (LIFO) method. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of July 31, 2005, the LIFO reserve was $223.

     INTANGIBLE ASSETS

     The Company evaluates the recoverability of it's goodwill and other intangibles in accordance with the Statement of Financial Accounting Board "SFASB" No. 142, Goodwill and Other Intangible Assets. As of July 31, 2005, the Company has not identified any impairment.

     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation and amortization on the property, plant, and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Depreciation on the rental fleet is calculated using the straight-line method over the estimated useful lives, ranging from 3 to 7 years after considering salvage values. Expenditures for replacements and major improvements are capitalized. Expenditures for repairs, maintenance, and routine replacements are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts; any resulting gain or loss is included in the results of operations.

     LONG LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" at each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lived assets. The existence of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value of the assets. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The amount of any such impairment is determined by comparing the discounted future cash flows noted above with the associated carrying value of the assets. As of July 31, 2005 the Company has not identified any impairment.

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

     ADVERTISING EXPENSE

     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2005, 2004 and 2003 was $108, $82, and $87 respectively.

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

     TREASURY STOCK

     In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock. As of July 31, 2005 and 2004 the Company held 130,300 shares of treasury stock.

     RECLASSIFICATIONS

     Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on net income or cash flows as previously reported.

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

     NET INCOME PER COMMON SHARE

     Basic net income per common share has been computed using the weighted average number of common shares outstanding during the periods presented.

     Diluted net income per share is computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. Outstanding options were 4,850,000, warrants were 8,500,218 and convertible debenture shares were 15,000,000 as of July 31, 2005.

Earnings per common share is as follows:

                                                                     Years ended
                                                                       July 31,
                                                                      (`000's)
                                                         2005           2004           2003
                                                      ----------     ----------     ----------
Basic

Numerator:
Net income available to common shareholders           $    2,490     $    1,913     $      412
Denominator:
Weighted average shares outstanding                       10,141         10,130          5,336

Basic earnings per common share                       $     0.25     $     0.19     $     0.08

Diluted

Net income available to common shareholders           $    2,490     $    1,913     $      412
Interest on convertible debt                                 243           --             --
                                                      ----------     ----------     ----------
Numerator for diluted earnings per share              $    2,733     $    1,913     $      412
                                                      ==========     ==========     ==========

Weighted average shares outstanding                       10,141         10,130          5,336
Stock options                                              1,128           --             --
Convertible debt shares                                   15,000           --             --
                                                      ----------     ----------     ----------
Denominator for diluted earnings per share                26,269         10,130          5,336
                                                      ==========     ==========     ==========

Diluted earnings (loss) per common share              $     0.10     $     0.19     $     0.08

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

                                                Years Ended July 31, 2005
                                           ------------------------------------
                                                          Basic        Diluted
                                           Net Loss       E.P.S.        E.P.S.
                                           --------      --------      --------
             As Reported                   $  2,490      $   0.25      $   0.10
             Less stock-based employee
               compensation cost, net
               of tax effect, under
               fair value accounting       $   (113)        (0.02)        (0.01)
                                           --------      --------      --------
             Pro Forma                     $  2,377      $   0.23      $   0.09
                                           ========      ========      ========

             Year Ended July 31, 2004
             ------------------------
                                             Net          Basic        Diluted
                                            income        E.P.S.        E.P.S.
                                           --------      --------      --------
             As Reported                   $  1,913      $   0.19      $   0.19
              Less stock-based employee
               compensation cost, net
               of tax effect, under
               fair value accounting       $   (141)        (0.01)        (0.01)
                                           --------      --------      --------
             Pro Forma                     $  1,772      $   0.18      $   0.18
                                           ========      ========      ========

             Year Ended July 31, 2003
             ------------------------
                                             Net          Basic        Diluted
                                            income        E.P.S.        E.P.S.
                                           --------      --------      --------
             As Reported                   $    412           .08           .08
             Pro Forma                     $    412           .08           .08

     Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by Statement of Financial Accounting Standards, the Company has computed for pro-forma disclosure purposes the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2005, 2004, and 2003 were:

                                             FY05          FY04          FY03
                                           --------      --------      --------
             Risk free interest rate           2.50%         4.22%          N/A

             Expected dividend yield            N/A           N/A           N/A

             Expected life                        2            10           N/A

             Expected volatility              115.0%         98.7%          N/A

     Adjustments for forfeitures are made as they occur. The options and warrants granted in FY05 were fully vested and exercisable as of year end. The weighted average fair value per share of the options and warrants granted in fiscal years 2005, 2004, and 2003 are $ 0.71, $ 0.32, and $ -0-, respectively.

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                        Years ended July 31,
                                                  ------------------------------
                                                   2005        2004        2003
                                                  ------      ------      ------
     Cash paid (received) during the year for:
         Interest                                 $2,980      $2,409      $3,363
         Income taxes, net of refunds                  5          15           1

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

     In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date of this pronouncement for public companies is the first annual reporting period beginning after June 15, 2005, and will apply to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.

     In May 2005, the Financial Accounting Standard Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3." This statement requires retrospective application of prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects, or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS No. 154 will not have an impact on the Company's financial position or results of operations.

2.   RELATED PARTY TRANSACTIONS

     The real property and improvements used in connection with the Company's Sacramento operations, and upon which the Sacramento operation is located, were sold by Case for $1,500 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company. The sale price was $2,210 in cash, which was paid at closing. Subsequent to the closing of the sale, the Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276.

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

     On May 17, 2002, the shareholders authorized the issuance of 600,000 shares of the Company's common stock to the Rubin Family Irrevocable Stock Trust with no monetary consideration received by the Company. Mr. Robert M. Rubin was an elected director of the Company and compensation expense for the fair market value of the stock on the date of issuance in the amount of $132 has been recorded in selling, general and administrative expenses.

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

     On September 8, 2004, McLain-Rubin Realty Company II, LLC ("MRR II"), The Rubin Family Irrevocable Stock Trust and certain other related parties loaned the Company $500 for the purchase of Arizona Pacific Materials, LLC. The interest rate on these notes is 6% with maturity dates between December 31, 2005 and 2008. These related parties received a total of 2,000,000 options to purchase the Company's stock at a price of $0.55 per share as part of the loan agreement. The options were valued at $292 and the cost is being amortized over the life of the loans. As of July 31, 2005 the balance of this loan was $418 (net of discount of $82). No payments have been made towards these loans as of July 31, 2005.

3.   INVENTORIES

     Inventories consist of the following:

                                                               July 31,       July 31,
                                                                 2005           2004
                                                              ----------     ----------
             Equipment (net of reserve allowances of
               $2,937 and $3,427 respectively):
                   New equipment                              $   35,408     $   18,773
                   Used equipment                                  4,545          4,294
             Mining                                                  886           --
             Parts (net of reserve allowance of $977
               and $688 respectively)                              5,494          5,871
                                                              ----------     ----------
                                                              $   46,333     $   28,938
                                                              ==========     ==========

4.    FIXED ASSETS

      Fixed assets consist of the following:

                                                         July 31,      July 31,
                                                           2005          2004
                                                         --------      --------
      Property, plant, and equipment:
      Land                                               $  1,277      $    522
      Buildings                                             1,152         1,749
      Machinery and equipment                               3,059         3,136
      Office furniture and fixtures                         2,055         2,213
      Computer hardware and software                        1,332         1,539
      Vehicles                                              1,404         1,275
      Leasehold improvements                                1,010           985
                                                         --------      --------
                                                           11,289        11,419
      Less: accumulated depreciation                       (7,400)       (8,799)
                                                         --------      --------
      Property, plant, and equipment (net)               $  3,889      $  2,620
                                                         ========      ========
      Rental equipment fleet                             $  9,145      $ 17,545
      Less: accumulated depreciation                       (3,077)       (6,492)
                                                         --------      --------
      Rental equipment (net)                             $  6,068      $ 11,053
                                                         ========      ========

      Included in depreciation are charges related to certain inventory rentals under rent-to-purchase option agreements.

      As of July 31, 2005 and 2004 fixed assets (net) includes property under capital leases in the amount of $503 and $530, respectively.

5.    DEBT OBLIGATIONS

      Floor Planning
      --------------

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

      The Company had an inventory floor plan and operating line of credit through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services. The credit facility matured December 31, 2001 and had provided terms with a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. Amounts were advanced to the Company based on its assets, including accounts receivable, parts inventory, new and used equipment inventory, rental fleet, real property, and vehicles. Interest payments on the outstanding balance are due monthly.

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

      As of July 31, 2003 and July 31, 2004, the Company remained in technical default of its loan agreement. As of August 12, 2004, the Company entered into a Forbearance Agreement with GE, under the terms of which GE lowered the interest rate to prime plus 1.75% and required the Company to pay $25 fee to GE for the forbearance. In addition, under the terms of the Forbearance Agreement, the Company is required to meet certain financial covenants and meet certain debt reduction schedules. The Forbearance Agreement expired on December 31, 2004.

      In June 2005, the line of credit facility with GE was paid out of proceeds from a new $32 million senior credit facility with several institutional lenders.

      All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:
                                                                  July 31,
                                                                  --------
                                         Interest Rate        2005        2004
                                         -------------        ----        ----

            Case Credit Corporation       Prime + 2%        $24,558     $14,561
                                           (6.75%)

            GE                           Prime + 4.00%           --      31,710
                                           (8.75%)
                                                            $24,558     $46,271

      Convertible Debt
      ----------------

      In June 2005, the Company closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920 and is recorded as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with 1,312,500 warrants to be issued with this additional debt. The value of these rights is $441 and is also recorded as debt discount to be amortized over 18 months.

      The Company will begin making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of July 31, 2005 is $23,708 (net of discount of $2,404) of which $3,052 (net of discount of $836) is short term.

      Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials (see Note 12).

      Bridge Loan
      -----------

      In June 2005 the Company closed a new $2 million six month bridge loan, with a variable interest rate of LIBOR plus 6%. The lenders were granted warrants to purchase approximately 312,000 common shares of the Company at $1.75 per share. The value of these warrants is $111 and is recorded as debt discount to be amortized over the life of the related debt. The balance of the unpaid principal on the bridge loan (net of discount) as of July 31, 2005 is $1,254 (net of discount of $79) all of which is short term.

      Notes Payable
      -------------

      Notes payable consists of the following: (000's)
                                                              July 31,  July 31,
      Description                                               2005      2004
                                                                ----      ----
      Note Payable to Investor dated March 30, 2001 due on
      Demand and non-interest bearing                             50        50

      Note payable to West Coast Bank dated March 15, 2005
      in the amount of $795, due in monthly installments
      of $ 16 beginning May 15, 2005 including interest at
      6.50% per annum secured by specific equipment in
      inventory                                                  761        --

      Notes payable to GMAC dated November 15, 2003 in the
      amount of $66 with payments of $1 per month including
      interest at 7.2% per annum                                  49        61
                                                               -----      ----
         Total                                                 $ 860      $111
         Less current portion                                   (205)      (62)
                                                               -----      ----
         Total Long-Term Notes Payable                         $ 655      $ 49
                                                               =====      ====

      Future minimum payments under these noncancelable notes payable as of July 31, 2005, are as follows:

--------------------------------------------------------------------------------
                                       Notes    Convertible   Bridge
Years ending July 31,                 Payable       Debt       Loan      Total
------------------------------------ ---------- ----------- ---------- ---------
   2006                                $  204      $3,889     $1,333     $5,426
------------------------------------ ---------- ----------- ---------- ---------
   2007                                   165       6,666         --      6,831
------------------------------------ ---------- ----------- ---------- ---------
   2008                                   162       6,667         --      6,829
------------------------------------ ---------- ----------- ---------- ---------
   2009                                   179       6,667         --      6,846
------------------------------------ ---------- ----------- ---------- ---------
   2010                                   150       6,111         --      6,261
------------------------------------ ---------- ----------- ---------- ---------
   Thereafter                              --          --         --         --
------------------------------------ ---------- ----------- ---------- ---------
Total annual payments                     860      30,000      1,333     32,193
------------------------------------ ---------- ----------- ---------- ---------
Less debt discount                         --       3,240         79      3,319
------------------------------------ ---------- ----------- ---------- ---------
Present value of minimum payments
 (net of discount)                        860      26,760      1,254     28,874
------------------------------------ ---------- ----------- ---------- ---------
Less current portion                      205       3,052      1,254      4,511
------------------------------------ ---------- ----------- ---------- ---------
Long-term portion                      $  655     $23,708      $  --    $24,363
--------------------------------------------------------------------------------

6.    INCOME TAXES

      The current year's Federal and State income tax provision consists substantially of minimum taxes. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:
                                                         Years Ended
                                                         -----------
                                              July 31,     July 31,     July 31,
                                                2005         2004         2003
                                                ----         ----         ----
         Statutory federal income tax rate      34.0%        34.0%        34.0%
         State income taxes, net of
              federal income tax benefit         5.0%         5.0%        5.0%
         Valuation allowance                  (144.0%)          --          --
         Utilization of NOLs                   (26.1%)      (28.0%)     (27.0%)
         Other                                  (8.9%)       (8.6%)      (1.6%)
                                               ------        -----       -----
                                              (140.0%)        2.4%       10.4%
                                               ======        =====       =====

      Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:

                                                                Year Ended
                                                                ----------
                                                            July 31,    July 31,
                                                              2005        2004
                                                              ----        ----
         Net Current Deferred Tax Assets (Liability):
           Inventory                                        $ 2,139     $ 2,011
           Accounts receivable allowance                        354         366
           Accrued vacation and bonuses                         (49)        160
           Other accruals                                        47          83
                                                            -------     -------
           Current Deferred Tax Asset                         2,491       2,620
           Less-Valuation Allowance                          (1,827)     (2,620)
                                                            -------     -------
           Net Current Deferred Tax Asset                       664          --
                                                            -------     -------

         Net Long-Term Deferred Tax Assets (Liability):
           Fixed Assets                                         108        (820)
           Goodwill and intangibles                             591         265
           NOL carryforwards                                  2,435       4,374
                                                            -------     -------
           Long-term Deferred Tax Asset (Liability)           3,134       3,819
           Less- Valuation Allowance                         (2,298)     (3,819)
                                                            -------     -------
           Net Long-term Deferred Tax Asset (Liability)     $   836     $    --
                                                            =======     =======

      The net change in the valuation allowance for deferred tax assets decreased by approximately $2,314, $123 and $4,796, respectively for the years ended July 31, 2005, 2004 and 2003.

      The valuation allowance primarily relates to the Federal and State net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize a portion of the benefits of these deductible differences in the near future and therefore a deferred tax asset of $1,500 ($644 current and $836 non current) was established in 2005 resulting in a valuation allowance of $4,125.

      As of July 31, 2005 the Company has approximately $6.2 million of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2016 through 2021.

7.    STOCKHOLDERS' EQUITY

      On March 24 2003, Mr. McLain agreed to convert the accrued and unpaid interest on a loan made to the Company in the amount of $147 into shares of the Company's common stock. In connection therewith Mr. McLain received 588,000 shares of the Company's common stock with a value of $82.

      On May 1, 2003, Mr. McLain and Mr. Rubin agreed to convert the principal amount of a loan made to the Company in the amount of $147 into an aggregate of 5,538,838 shares of the Company's common stock. In connection therewith Mr. Rubin received 2,769,419 shares of the Company's common stock and Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company of $831.

      In October 2004, the Company issued 2,000,000 stock options with an exercise price of $0.55 to related parties as part of a loan made to the Company for the purchase of Arizona Pacific Materials, LLC. The fair value of the options of $292 was recorded as a debt discount and is being amortized over the life of the debt. The unamortized deferred debt discount as of July 31, 2005 was $82. See Note 12.

      In November 2004, the Company granted 750,000 stock options in connection with certain consulting agreements. The fair value of the options granted of $97 was recorded as additional paid capital. The associated deferred compensation is being amortized over the life of the agreements which is twelve months. As of July 31, 2005 unamortized deferred compensation was $18.

      In February 2005, the Company granted 200,000 stock options in connection with certain consulting agreements. The fair value of the options granted of $20 was recorded as compensation expense.

      In May 2005, the Company issued 50,000 shares of restricted stock in connection with certain consulting agreement with Mr. Rubin, a significant stockholder. The fair value of the stock of $65 was recorded as additional paid in capital. The associated compensation was expensed in May 2005.

      In June 2005, The Company granted 8,500,218 warrants in connection with a $32,000 senior credit facility consisting of $30,000 of convertible debt and $2,000 in bridge loans with investors. The fair value of the warrants granted of $3,472 was recorded as debt discount and is being amortized over the lives of the convertible debt (5 years) and the bridge loan (6 months). As of July 31, 2005, the unamortized debt discount was $ 3,319.

      STOCK OPTION PLANS

      Under the Company's 1995 Employee Stock Option Plan, key employees, officers, directors, and consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 1,500,000 shares of the Company's common stock. The plan provides that the exercise price of incentive stock options be at least equal to 100 percent of the fair market value of the common stock on the date of grant. With respect to non-qualified stock options, the plan requires that the exercise price be at least 85 percent of fair value on the date such option is granted. Outstanding options expire no later than ten years after the date of grant. In 2005 the board of directors established an additional Employee Stock Option Plan with 5,000,000 incentive stock options.

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

      The following summarizes the stock option transactions under the Company's employee and director stock option plans:

                                                                        Option
                                                       Shares            Price

         Options outstanding July 31, 2002            1,210,000           0.56

         Exercised                                          --             --
         Surrendered                                        --             --
         Granted                                            --             --
         Options outstanding July 31, 2003            1,210,000           0.56

         Exercised                                          --             --
         Canceled                                       (50,000)          0.53
         Granted                                        440,000           0.35
         Options outstanding July 31, 2004             1,600,000          0.50

         Exercised                                          --             --
         Canceled                                           --             --
         Granted                                        300,000           1.30
         Options outstanding July 31, 2005            1,900,000           0.63

The following table sets forth the exercise prices, the number of options and warrants outstanding and exercisable, and the remaining contractual lives of all the Company's stock options at July 31, 2005:

-------------------------------------------------------------------------------------------------------------------------
                                                             WEIGHTED AVERAGE
                    NUMBER OF OPTIONS/    WEIGHTED AVERAGE   CONTRACTUAL YEARS    NUMBER OF OPTIONS/    WEIGHTED AVERAGE
EXERCISE PRICE     WARRANTS OUTSTANDING    EXERCISE PRICE     LIFE REMAINING     WARRANTS EXERCISABLE    EXERCISE PRICE
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $4.375                  10,000              $4.375              .08                  10,000              $4.375
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $0.560               1,150,000              $0.560             5.50               1,150,000              $0.560
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $0.350                 440,000              $0.350             8.33                 440,000              $0.350
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $0.550               2,000,000              $0.550             9.17               1,666,666              $0.550
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $0.550                 750,000              $0.550             9.25                 562,496              $0.550
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $1.300                 300,000              $1.300             9.75                 300,000              $1.300
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $1.19                  200,000               $1.19             5.00                 200,000               $1.19
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    $1.750               8,500,218              $1.750             4.80               8,500,218              $1.750
----------------- ---------------------- ------------------ ------------------- ---------------------- ------------------
    Total               13,350,218                                                   12,829,380
-------------------------------------------------------------------------------------------------------------------------

During the year ended July 31, 2005, the Company issued 8,500,212 warrants.

8.    COMMITMENTS AND CONTINGENCIES

      LEASES

      The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,364 and $1,458 for the years ended July 31, 2005 and 2004, respectively.

      Assets recorded under capital leases are recorded in fixed assets and are as follows:

                                                      July 31,      July 31,
                                                        2005          2004
                                                        ----          ----
         Capitalized asset value                      $   953       $   971
         Less accumulated amortization                   (450)         (441)
                                                      -------       -------
                                                      $   503       $   530
                                                      =======       =======

      Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2005, are as follows:
                                                         Capital     Operating
         Year ending July 31,                             leases       leases

             2006                                             124       1,306
             2007                                             132       1,152
             2008                                             132         643
             2009                                             132         496
             2010                                             132         308
             Thereafter                                       704       1,117
                                                         --------     -------
             Total annual lease payments                 $  1,356     $ 5,022
                                                                      =======
             Less amount representing interest,
               with imputed interest rates ranging
               from 6% to 15%                                 503
             Present value of minimum lease payments          853
             Less current portion                              43
             Long-term portion                           $    810
                                                         ========

      PURCHASE COMMITMENTS

      The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2005, such purchase commitments totaled $ 13,488.

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

9.    CONCENTRATION OF CREDIT RISK

      Case Corporation provided approximately 49%, 53% and 53% of our products for the years ending July 31, 2005, 2004 and 2003 respectively. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

10.   PRODUCT INFORMATION

      The Company's operations consist of two business segments. However, the Company evaluates performance based on revenue and gross margin of three distinct product categories. Revenue and gross margin by product categories are summarized as follows:

      --------------------------------------------------------------------------
        Business Component         Year Ended      Year Ended      Year Ended
          Net Revenues            July 31, 2005   July 31, 2004   July 31, 2003
      -------------------------- --------------- --------------- ---------------
      Equipment Sales               $  84,634       $  82,011       $  71,215
      -------------------------- --------------- --------------- ---------------
      Equipment Rental                  3,149           5,250           4,957
      -------------------------- --------------- --------------- ---------------
      Product Support                  28,216          28,255          26,224
      -------------------------- --------------- --------------- ---------------
      Mining                            1,223             --              --
      -------------------------- --------------- --------------- ---------------
          Totals                    $ 117,222       $ 115,516       $ 102,396
      --------------------------------------------------------------------------

      --------------------------------------------------------------------------
        Business Component         Year Ended      Year Ended      Year Ended
          Gross Margins           July 31, 2005   July 31, 2004   July 31, 2003
      -------------------------- --------------- --------------- ---------------
      Equipment Sales                $  7,932        $  7,767       $   8,225
      -------------------------- --------------- --------------- ---------------
      Equipment Rental                    445             763             668
      -------------------------- --------------- --------------- ---------------
      Product Support                   5,393           5,640           4,633
      -------------------------- --------------- --------------- ---------------
      Mining                              388             --              --
      -------------------------- --------------- --------------- ---------------
       Totals                        $ 14,158        $ 14,170       $  13,526
      --------------------------------------------------------------------------

      Asset information by reportable product line is not reported, since the Company does not produce such information internally.

11.   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                 Quarter
                                                                 -------                       Total
                                                 First     Second      Third     Fourth         Year
                                                 -----     ------      -----     ------         ----
Fiscal 2005:
      Net sales                                 $26,744    $30,341    $28,677    $31,460     $117,222
      Gross Profit                                3,331      2,995      3,188      4,644       14,158
      Net income (loss)                             519        117       (135)     1,989        2,490
      Income (loss) per share - basic              0.05        .01      (0.01)       .20          .25
      Income (loss) per share - diluted            0.05        .01      (0.01)       .08          .10

                                                                  Quarter
                                                                  -------                      Total
                                                  First     Second      Third     Fourth        Year
                                                  -----     ------      -----     ------        ----
Fiscal 2004:

      Net sales                                 $27,732    $27,960    $26,426    $33,398     $115,516
      Gross Profit                                3,569      2,813      2,284      5,504       14,170
      Net income (loss)                             584       (238)      (702)     2,269        1,913
      Income (loss) per share - basic              0.06      (0.02)     (0.07)       .22          .19
      Income (loss) per share - diluted            0.06      (0.02)     (0.07)       .22          .19

                                                                  Quarter
                                                                  -------                      Total
                                                  First     Second      Third     Fourth        Year
                                                  -----     ------      -----     ------        ----
Fiscal 2003:

      Net sales                                 $24,094    $24,663    $24,772    $28,867     $102,396
      Gross Profit                                3,461      3,430      2,784      3,851       13,526
      Net income (loss)                             279        223        110       (200)         412
      Income (loss) per share - basic              0.07       0.06       0.03      (0.02)        0.08
      Income (loss) per share - diluted            0.07       0.06       0.03      (0.02)        0.08


12.   ACQUISITIONS

      On September 8, 2004, Western Power & Equipment Corp. ("Western Power"), as the purchaser, Advanced Mineral Technology of Nevada, Inc., a Nevada Corporation, an outside consultant ("AMT"), as guarantor and Basalite Concrete Products, LLC, a Nevada limited liability company ("Basalite"), and Edith Greenburg Irrevocable Trust (the "Greenburg Trust"), collectively as Seller, entered into the Agreement for the Purchase of Arizona Pacific Materials, LLC (the "Purchase Agreement"). Western Power consummated the acquisition of Arizona Pacific Materials, LLC ("Arizona Pacific") through the purchase, effective as of September 15, 2004 (the "APM Acquisition"), of all the issued and outstanding membership interests of Arizona Pacific held by Basalite Concrete Products, LLC and the Greenburg Trust (collectively, the "Members") as the sole members thereof for a cash consideration of $500 paid at closing of the APM Acquisition (the "Closing ") and the issuance at Closing by Western Power of a note in the principal face amount of $2,500 (the "Western Power Note"), the repayment of which (Western Power Note) is guaranteed in full by AMT. The Company acquired APM and the seller indemnified Western Power for all of APM's liabilities as of the purchase date.

      The following table summarizes the allocation of the purchase price:


            Purchase Price:
            ---------------
            Cash                                         $    500
            Note payable to members                         2,500
                                                         --------
                  Total Purchase Price                   $  3,000
                                                         ========
            Allocation of Purchase Price:
            Inventory                                    $  1,005
            Land                                            1,129
            Furniture, fixtures & equipment                   866
                                                         --------
                  Total Assets Acquired                  $  3,000
                                                         ========

      The Western Power Note for $2,500 and accrued interest was paid in June 2005.

      Western Power issued notes to related parties for the $500 paid at closing, on behalf of Western Power by these related parties. Per the note agreements payment on these notes is due September 30, 2005 and accrues simple interest at the rate of six percent (6%) per annum. Per the terms of the convertible debt agreement, the payment of these notes was amended to be paid $200 plus accrued interest in December 2005, $100 plus accrued interest in December 2006, 2007 and 2008. In addition, the Company issued 2,000,000 options (associated with the $500 notes) on September 9, 2004 with an exercise price of $0.55 per share vesting over the twelve months beginning October 2004. The estimated fair value of these options is $292 and is recorded as deferred debt discount and is being amortized over the period of the related debt. The unamortized deferred debt discount as of July 31, 2005 was $82.

      The following table of proforma unaudited information gives effect to the acquisitions of the assets from Arizona Pacific Materials, LLC as if such acquisition had occurred at the beginning of the periods shown.

                                                           YEARS ENDED

                                                July 31, 2005     July 31, 2004
                                                   (000's)           (000's)
      Revenues                                   $   117,319       $   116,972
      Net income                                 $     2,206       $      (688)
      Net income per share - basic               $      0.22       $     (0.07)
      Net income per share - diluted             $      0.08       $     (0.07)

13.   SEGMENT INFORMATION

      Summarized financial information concerning the Company's reportable segments are shown in the following tables (`000's).

                                      Western Power &   Arizona Pacific
                                      Equipment Corp    Materials, LLC    Total

      For the Year Ended July 31, 2005

      Revenue                            $115,999          $ 1,223      $117,222
      Operating Income (Loss)            $  4,867          $  (878)      $ 3,989
      Net Income (Loss)                  $  3,360          $  (870)      $ 2,490
      Capital Expenditures               $  1,548          $ 2,541       $ 4,089
      Total identifiable assets at
       July 31, 2005                     $ 67,387          $ 4,250       $71,637

                                      Western Power &   Arizona Pacific
                                      Equipment Corp    Materials, LLC    Total

      For the Year Ended July 31, 2004

      Revenue                            $115,516            $ 0        $115,516
      Operating Income                   $  4,576            $ 0         $ 4,576
      Net Income                         $  1,913            $ 0         $ 1,913
      Capital Expenditures               $  5,668            $ 0         $ 5,668
      Total identifiable assets at
       July 31, 2004                     $ 55,024            $ 0         $55,024

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheets of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ending July 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion or the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Power & Equipment Corp. as of July 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ending July 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Marcum & Kliegman LLP
                                             -------------------------
                                             MARCUM & KLIEGMAN LLP
New York, New York
September 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audit of the consolidated financial statements referred to in our report dated September 1, 2005 appearing on page F-22 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                             /s/ Marcum & Kliegman LLP
                                             -------------------------
                                             MARCUM & KLIEGMAN LLP

New York, New York
September 1, 2005

                                   SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
             For the Fiscal Years Ended July 31, 2005, 2004 and 2003

                             (DOLLARS IN THOUSANDS)

                                   Balance at    Charged to    Charged to                 Balance at
                                    Beginning     Costs and      Other                      End of
          DESCRIPTION               of Period     Expenses      Accounts     Deductions     Period
          -----------               ---------     --------      --------     ----------     ------
ACCOUNTS RECEIVABLE RESERVE:

Fiscal year ended July 31, 2005        $938          $ 14         $ ---          $(46)        $906

Fiscal year ended July 31, 2004         555           412           ---           (29)         938

Fiscal year ended July 31, 2003         646           170           ---          (261)         555

INVENTORY RESERVE:

Fiscal year ended July 31, 2005       4,115           844           ---        (1,045)       3,914

Fiscal year ended July 31, 2004       4,871           239           ---          (995)       4,115

Fiscal year ended July 31, 2003       8,056           546           ---        (3,731)       4.871

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


    SIGNATURE                     TITLE                              DATE
    ---------                     -----                              ----


/S/ C. DEAN MCLAIN          PRESIDENT, CHIEF                  SEPTEMBER 28, 2005
----------------------      EXECUTIVE OFFICER,
C. DEAN MCLAIN              AND CHAIRMAN


/S/ MARK J. WRIGHT          VICE PRESIDENT OF FINANCE,        SEPTEMBER 28, 2005
----------------------      CHIEF FINANCIAL AND PRINCIPAL
MARK J. WRIGHT              ACCOUNTING OFFICER,
                            TREASURER AND SECRETARY


/S/ MICHAEL METTER          DIRECTOR                          SEPTEMBER 28, 2005
----------------------
MICHAEL METTER


/S/ STEVEN MOSKOWITZ        DIRECTOR                          SEPTEMBER 28, 2005
----------------------
STEVEN MOSKOWITZ


/S/ JAMES FISHER            DIRECTOR                          SEPTEMBER 28, 2005
----------------------
JAMES FISHER