Form 10-Q
period 2005-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2005-12-15
CIK 939729

================================================================================

                                _________________

                                    FORM 10-Q
                                _________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the Quarter Ended October 31, 2005

                         Commission File Number 0-26230




                         WESTERN POWER & EQUIPMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                            91-1688446
--------------------------------                   -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. number)
 incorporation or organization)



6407-B N.E. 117th Avenue, Vancouver, WA                         98662
----------------------------------------           -----------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Title of Class                                 Number of shares
              Common Stock                                    Outstanding
       (par value $.001 per share)                             10,180,000


================================================================================

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

                                      INDEX






PART I.   FINANCIAL INFORMATION                                      Page Number
                                                                     -----------
          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
             October 31, 2005 (Unaudited) and July 31, 2005.............   3

          Condensed Consolidated Statements of Operations
             Three months ended October 31, 2005 (Unaudited)
             and October 31, 2004 (Unaudited)...........................   4

          Condensed Consolidated Statements of Cash Flows
             Three months ended October 31, 2005 (Unaudited)
             and October 31, 2004 (Unaudited)...........................   5-6

          Notes to Condensed Consolidated Financial Statements..........   7-13


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........   14-16

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk....................................   17

          Item 4.  Controls and Procedures..............................   17




PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings....................................   18

          Item 1A. Risk Factors.........................................   18

          Item 2.  Unregistered Sales of Equity Securities and Use of
                   Proceeds.............................................   18

          Item 3.  Defaults Upon Senior Securities......................   18

          Item 4.  Submission of Matters to a Vote of Security Holders..   18

          Item 5.  Other Information....................................   18

          Item 6.  Exhibits ............................................   18



SIGNATURES   ...........................................................   19

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                          October 31,     July 31,
                                                                             2005           2005
                                                                         ------------   ------------
                                                                          (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents ........................................   $      1,013   $        855
    Accounts receivable, less allowance for doubtful
      accounts of $830 and $906 ......................................          8,433         10,449
    Inventories ......................................................         49,155         46,333
    Deferred tax asset ...............................................            664            664
    Prepaid expenses .................................................            194            564
                                                                         ------------   ------------
         Total current assets ........................................         59,459         58,865
                                                                         ------------   ------------
Fixed assets:
    Property, plant and equipment (net) ..............................          3,972          3,889
    Rental equipment fleet (net) .....................................          4,899          6,068
                                                                         ------------   ------------
         Total fixed assets ..........................................          8,871          9,957
                                                                         ------------   ------------
Other assets
    Security Deposits ................................................            317            318
    Deferred taxes ...................................................            836            836
    Deferred debt issuance costs .....................................          1,524          1,661
                                                                         ------------   ------------
         Total other assets ..........................................          2,677          2,815
                                                                         ------------   ------------

Total assets .........................................................   $     71,007   $     71,637
                                                                         ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current liabilities:
    Borrowings under floor plan financing ............................   $     25,980         24,558
    Bridge loan, net of discount of $23 and $79 ......................            310          1,254
    Convertible debt, net of discount of $836 and $836 ...............          4,719          3,052
    Notes payable-related parties, net of discount of $63 and $82.....            437            418
    Notes payable ....................................................            207            205
    Accounts payable .................................................          7,003          7,925
    Accrued payroll and vacation .....................................            686            932
    Other accrued liabilities ........................................          1,389          1,313
    Capital lease obligation .........................................             50             43
                                                                         ------------   ------------
         Total current liabilities ...................................         40,781         39,700
                                                                         ------------   ------------
Long-term liabilities
    Notes Payable ....................................................            615            655
    Convertible Debt, net of discount of $2,195 and $2,404 ...........         22,250         23,708
    Deferred Lease Income ............................................            257            264
    Capital lease obligation .........................................            796            810
                                                                         ------------   ------------
         Total long-term liabilities .................................         23,918         25,437
                                                                         ------------   ------------
Total liabilities ....................................................         64,699         65,137
                                                                         ------------   ------------
Stockholders' equity:
    Preferred stock-10,000,000 shares authorized;
      none issued and outstanding ....................................             --             --
    Common stock-$.001 par value; 50,000,000 shares authorized;
      10,310,300 issued and 10,180,000 outstanding ...................             10             10
    Additional paid-in capital .......................................         20,859         20,859
    Deferred compensation ............................................             --            (18)
    Accumulated deficit ..............................................        (13,717)       (13,507)
    Less common stock in treasury, at cost (130,300 shares) ..........           (844)          (844)
                                                                         ------------   ------------
         Total stockholders' equity ..................................          6,308          6,500
                                                                         ------------   ------------
Total liabilities and stockholders' equity ...........................   $     71,007   $     71,637
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




                                                                Three Months Ended
                                                                    October 31,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
Net revenue ............................................   $     33,035    $     26,744

Cost of revenues (includes depreciation of
   $989 and $935, respectively) ........................         28,853          23,413
                                                           ------------    ------------

Gross profit ...........................................          4,182           3,331

Selling, general and administrative expenses............          2,938           2,224
                                                           ------------    ------------

Operating income .......................................          1,244           1,107

Other income (expense):
    Interest expense ...................................         (1,312)           (623)
    Other income (expense) .............................           (125)             47
                                                           ------------    ------------

Income (loss) before income tax provision ..............           (193)            531

Income tax provision ...................................             16              12
                                                           ------------    ------------

Net income (loss) ......................................   $       (209)   $        519
                                                           ============    ============


Basic earnings (loss) per common share .................   $       (.02)   $       0.05
                                                           ============    ============

Diluted earnings (loss) per common share ...............   $       (.02)   $       0.04
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                             Three Months Ended
                                                                                 October 31,
                                                                         ---------------------------
                                                                             2005           2004
                                                                         ------------   ------------
Cash flows from operating activities:
    Net income(loss) .................................................   $       (209)  $        519
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation .....................................................          2,041          1,622
    Bad Debts ........................................................              3              2
    Amortization of debt discount ....................................            283             25
    Gain on sale of fixed assets and rental equipment ................           (179)          (226)
    Amortization of debt issuance costs ..............................            137             --
    Stock based compensation .........................................             18             --
    Changes in assets and liabilities:
        Accounts receivable ..........................................          2,013          4,105
        Restricted Cash ..............................................             --            (39)
        Inventories ..................................................         (4,417)        (2,190)
        Prepaid expenses and other assets ............................            371             51
        Accounts payable and accrued expenses ........................           (923)         1,560
        Accrued payroll and vacation .................................           (245)          (388)
        Other accrued liabilities ....................................             76             42
        Deferred Lease Income ........................................             (7)            --
                                                                         ------------   ------------
          Net cash provided by operating activities ..................         (1,038)         5,083
                                                                         ------------   ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment ........................           (223)           (43)
    Purchases of rental equipment ....................................            (22)          (543)
    Purchase of assets of Arizona Pacific Materials, LLC .............             --           (500)
    Proceeds on sale of fixed assets .................................              2             21
    Proceeds on sale of rental equipment .............................          1,062          1,739
                                                                         ------------   ------------
          Net cash provided (used) by investing activities ...........            819            674
                                                                         ------------   ------------

Cash flows from financing activities:
    Principal payments on capital leases .............................             (7)            (8)
    Payments on short-term borrowings ................................             --         (4,987)
    Inventory floor plan financing ...................................          1,424         (1,259)
    Bridge loan payments .............................................         (1,000)            --
    Notes Payable from purchase of Arizona Pacific Materials, LLC.....             --            500
    Long term debt borrowings ........................................             --             (3)
    Long term debt payments ..........................................            (40)            --
    Payments on convertible debt .....................................             --             --
                                                                         ------------   ------------
          Net cash used in financing activities ......................            377         (5,757)
                                                                         ------------   ------------

Increase in cash and cash equivalents ................................            158             --
Cash and cash equivalents at beginning of period .....................            855              9
                                                                         ------------   ------------

Cash and cash equivalents at end of period ...........................   $      1,013   $          9
                                                                         ============   ============

Supplemental disclosures:
Interest paid ........................................................   $        770   $        489
Income taxes paid ....................................................             --              4

Supplemental schedule of non-cash investing and financing activities:
Notes payable issued for purchase of Arizona Pacific Materials, LLC...             --   $      2,500

Options valued at $292 were issued in connection with a $500 note payable related to the down payment at closing for the purchase of
Arizona Pacific Materials                                                          --            292




















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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended October 31, 2005 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2005 consolidated financial statements.

2. ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2005.

Recent Accounting Pronouncements - In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first annual period beginning August 1, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. The Company adopted this accounting pronouncement during the current fiscal quarter. Upon adoption there was no impact on the consolidated financial statements. All outstanding stock options were fully vested as of July 31, 2005.

In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF

05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material impact on the Company's consolidated statements.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"):
a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

3. EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options, warrants or convertible instruments. Total outstanding convertible instruments, options and warrants as of October 31, 2005 was 28,350,218.

Earnings per common share is as follows:

                                                          Three Months Ended
                                                              October 31,
                                                               ('000's)
                                                          2005          2004
                                                         ------        ------
BASIC

Numerator:
Net income (loss) available to common shareholders      $  (209)     $    519
                                                        =======      ========
Denominator:
Weighted average shares outstanding                      10,180        10,130
                                                        =======      ========

Basic earnings (loss) per common share                  $ (0.02)     $   0.05
                                                        =======      ========
DILUTED

Weighted average shares outstanding                      10,180        10,130
Stock options                                                --           470
                                                        -------      --------
Denominator for diluted earnings per share               10,180        10,600
                                                        =======      ========

Diluted earnings (loss) per common share                $ (0.02)     $   0.04
                                                        =======      ========

4. STOCK BASED COMPENSATION

Effective August 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SAFS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SAFS 123R, SBP awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. During the three months ending October 31, 2005, there were no new options issued and all outstanding options were fully vested, therefore there was no effect on the condensed consolidated financial statements upon adoption of this pronouncement.

As required under Statement No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure", the following table presents pro-forma net income and basic and diluted earnings (loss) per share as if the fair value-based method had been applied to all awards for the periods prior to the adoption of SFAS No. 123R.

         Three Months Ended October 31, 2004

                                  Net income      Basic      Diluted
                                   ('000's)       E.P.S.      E.P.S.

         As Reported               $   519        $ .05       $ .04
         Pro Forma                 $   519        $ .05       $ .04


As required by SFAS, the Company has computed for pro-forma disclosure purposes the fair value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for periods ended October 31, 2004 were:

                                               2004

         Risk free interest rate               2.50

         Expected dividend yield                N/A

         Expected life                           3

         Expected volatility                   90.5%

         Fair Value of Stock Options            N/A


5. INVENTORIES

Inventories consist of the following ('000's):

                                                        October 31,    July 31,
                                                            2005         2005
         Equipment (net of reserve allowances of
         $3,065and $2,937 respectively):
           New                                            $37,339      $35,408
           Used                                             4,286        4,545
         Mining products                                    1,177          886
         Parts (net of reserve allowance of $905
          and $977, respectively)                           6,353        5,494
                                                          -------      -------
                                                          $49,155       46,333
                                                          =======      =======

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products are comprised of direct costs of production and overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost generally stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of October 31, 2005, the LIFO reserve was $228,000.

6. FIXED ASSETS

Fixed assets consist of the following ('000's):

                                                       October 31,    July 31,
                                                          2005          2005

         Operating property, plant and equipment:
           Land                                         $  1,277      $  1,277
          Buildings                                        1,153         1,152
          Machinery and equipment                          3,187         3,059
           Office furniture and fixtures                   2,052         2,055
           Computer hardware and software                  1,343         1,332
           Vehicles                                        1,406         1,404
           Leasehold improvements                          1,083         1,010
                                                        --------      --------
                                                          11,501        11,289
           Less: accumulated depreciation                 (7,529)       (7,400)
                                                        --------      --------
         Property, plant, and equipment (net)           $  3,972      $  3,889
                                                        ========      ========

         Rental equipment fleet                         $  7,646      $  9,145
           Less: accumulated depreciation                 (2,747)       (3,077)
                                                        --------      --------
         Rental equipment (net)                         $  4,899      $  6,068
                                                        ========      ========

Depreciation and amortization on the property, plant, and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Depreciation on the rental fleet is calculated using the straight-line method over the estimated useful lives, ranging from 3 to 7 years after considering salvage values.

7. DEBT OBLIGATIONS

Floor Planning
--------------

The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date and interest is at prime + 2%.

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The balance of borrowings under the floor plan financing as of October 31, 2005 was $25,980.

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

The Company will begin making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of October 31, 2005 is $26,969 (net of discount of $3,031) of which $4,719 (net of discount of $836) is short term.

Bridge Loan
-----------
In June 2005, the Company closed a new $2 million six month bridge loan, with a variable interest rate of LIBOR plus 6%. The lenders were granted warrants to purchase approximately 312,000 common shares of the Company at $1.75 per share. The value of these warrants is $111 and is recorded as debt discount to be amortized over the life of the related debt. The balance of the unpaid principal on the bridge loan as of October 31, 2005 is $ 310 (net of discount of $23) all of which is short term.

Notes Payable
-------------
   Notes payable consists of the following: (000's)

                                                          October 31,   July 31,
   Description                                                2005       2005


   Note Payable to Investor dated March 30, 2001 due on
   Demand and non-interest bearing                               50         50

   Note payable to West Coast Bank dated March 15, 2005
   in the amount of $795, due in monthly installments of
   $16 beginning May 15, 2005 including interest at 6.50%
   per annum secured by specific equipment in inventory         726        761

   Notes payable to GMAC dated November 15, 2003 in the
   amount of $66 with payments of $1 per month including
   interest at 7.2% per annum                                    46         49

      Total                                                 $   822    $   860
      Less current portion                                     (207)      (205)
                                                            -------    -------
      Total Long-Term Notes Payable                         $   615    $   655
                                                            =======    =======

     Future minimum payments under these noncancelable notes payable as of October 31, 2005, are as follows:

                                      Notes   Convertible    Bridge
Twelve months ending October 31,     Payable     Debt         Loan      Total
-------------------------------      -------  -----------    ------    ------
   2006                               $  207      $5,555      $ 333    $6,095
   2007                                  154       6,666         --     6,820
   2008                                  179       6,667         --     6,846
   2009                                  178       6,667         --     6,845
   2010                                  104       4,445         --     4,549
   Thereafter                             --          --         --       --
                                      ------     -------      -----   -------
Total annual payments                    822      30,000        333    31,155


Less debt discount                        --       3,031         23     3,054
Present value of minimum payments
(net of discount)                        822      26,969        310    28,101
Less current portion                    (207)     (4,719)      (310)   (5,236)
                                      ------     -------      -----   -------
Long-term portion                     $  615     $22,250      $  --   $22,865
                                      ======     =======      =====   =======


8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,119,000 and $ 899,000 for the three months ended October 31, 2005 and 2004, respectively.

Assets recorded under capital leases are recorded in fixed assets and are as follows ('000's):

                                                October 31,     July 31,
                                                    2005          2005

     Capitalized asset value                     $    953      $    953
     Less accumulated amortization                   (462)         (450)
                                                 --------      --------
     Net capitalized asset value                 $    491      $    503
                                                 ========      ========

Future minimum lease payments under all noncancelable leases as of October 31, 2005, are as follows (`000's):

                                                 Capital       Operating
     Twelve months ending October 31,             leases         leases

     2006                                             130         1,255
     2007                                             132         1,080
     2008                                             132           546
     2009                                             132           476
     2010                                             132           254
     Thereafter                                       670         1,060
                                                 --------      --------
     Total annual lease payments                 $  1,328      $  4,671
     Less amount representing interest
       at a rate of 6.5%                              482
                                                 --------
     Present value of minimum lease payments          846
     Less current portion                              50
                                                 --------
     Long-term portion                           $    796
                                                 ========

Purchase Commitments
--------------------

The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of October 31, 2005, such purchase commitments totaled $10,816,000.

Litigation
----------

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

9. PRODUCT INFORMATION

Revenue and gross margin by product categories are summarized as follows
(`000's):

    Business product category                      Three Months Ended
    Net Revenues                                       October 31,
                                                   2005          2004
    --------------------------------             --------      --------
    Equipment Sales                              $ 24,763      $ 17,792

    Equipment Rental                                  583         1,467

    Mining Sales                                      168            93

    Product Support                                 7,521         7,392
                                                 --------      --------

    Total                                        $ 33,035      $ 26,744
                                                 ========      ========

    Business product category                      Three Months Ended
    Gross Margins (Loss)                               October 31,
                                                   2005          2004
    --------------------------------             --------      --------
    Equipment Sales                              $  2,207      $  1,538

    Equipment Rental                                  165           273

    Mining Sales                                      178            (6)

    Product Support                                 1,632         1,526
                                                 --------      --------

    Total                                        $  4,182      $  3,331
                                                 ========      ========

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments are shown in the following tables ('000's).

                                 Western Power &    Arizona Pacific
                                 Equipment Corp      Materials, LLC      Total

For the Three Months Ended
October 31, 2005

    Revenue                          $32,867            $   168         $33,035
                                     =======            =======         =======
    Operating Income (Loss)          $ 1,613            $  (369)        $ 1,244
                                     =======            =======         =======
    Net Income (Loss)                $   205            $  (414)        $  (209)
                                     =======            =======         =======
    Capital Expenditures             $    62            $   183         $   245
                                     =======            =======         =======
    Total identifiable assets at
    October 31, 2005                 $66,776            $ 4,231         $71,007
                                     =======            =======         =======

For the Three Months Ended
October 31, 2004

    Revenue                          $26,651            $    93         $26,744
                                     =======            =======         =======
    Operating Income                 $ 1,248            $  (141)        $ 1,107
                                     =======            =======         =======
    Net Income                       $   638            $  (119)        $   519
                                     =======            =======         =======
    Capital Expenditures             $   655            $    69         $   724
                                     =======            =======         =======
    Total identifiable assets at
    October 31, 2004                 $50,564            $ 2,960         $53,524
                                     =======            =======         =======

11. CONCENTRATION OF CREDIT RISK

Approximately 56% of the Company's net sales for the three months ended October 31, 2005 resulted from sales, rental, and servicing of products manufactured by Case. That compares with a figure of 46% for the three month period ended October 31, 2004.

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

RESULTS OF OPERATIONS

The Three Months ended October 31, 2005 compared to the Three Months ended
--------------------------------------------------------------------------
October 31, 2004.
-----------------

Revenues for the three-month period ended October 31, 2005 increased 23.5% to $33.0 million compared with $ 26.7 million for the three-month period ended October 31, 2004. For the three-month period ended October 31, 2005 equipment sales increased by 39.2%, equipment rental revenues decreased by 60.3% and product support revenues increased 1.7% over the comparative three month period ended October 31, 2004. Revenues (with the exception of equipment rental) were up from the prior year's comparative period because of increased construction related activity and economic conditions, especially in the Oregon, Washington and Nevada markets.

The Company's gross profit margin of 12.7% for the three-month period ended October 31, 2005 was slightly higher than the prior year's comparative period margin of 12.5%. Gross margin for equipment sales was 8.9% compared to 8.6% for the prior year's comparative period. Equipment rental gross margin was 28.3% compared to 18.6% for the prior year's comparative period. Product support gross margin was 21.7% compared to 20.6% for the prior year's comparative period. The increase in overall margins is associated with a change in the sales and rental mix of products, with higher margins from equipment sales having the greatest impact. Improved economic conditions in the Oregon, Washington and Nevada markets have created more demand for the purchase of equipment rather than renting.

For the three-month period ended October 31, 2005, selling, general, and administrative ("SG&A") expenses as a percentage of net revenue were 8.9%, slightly higher than the 8.3% for the prior year's first quarter. The increase from the prior year's comparative period reflects the impact of the operational transition costs associated with our subsidiary, Arizona Pacific Materials, LLC, purchased in September 2004.

Interest expense for the three months ended October 31, 2005 of $1,312,000 was up from $623,000 in the prior year comparative period. This increase from the prior year's comparative period is the result of approximately 3% higher interest rates related to convertible debt versus the interest rate associated with the line of credit with GE in existence as of October 31, 2004. In addition, $285,000 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) was amortized during the three months ending October 31, 2005. Only $24,000 of such charges were required during the three months ending October 31, 2004.

The Company had a net loss for the quarter ended October 31, 2005 of $209,000 compared with net income of $519,000 for the prior year's comparative quarter. The change is primarily related to additional interest related costs as discussed above.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At October 31, 2005, the Company was indebted under manufacturer provided floor plan arrangements in the aggregate amount of $ 25,980,000.

During the three months ended October 31, 2005 the Company had negative cash flow from operating activities of $1,038,000. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $2,013,000, depreciation of $2,041,000 and an increase in inventories of $4,417,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. The Company paid down its short-term financing by $1,000,000 during the three month period ending October 31, 2005.

The Company's cash and cash equivalents was $1,013,000 as of October 31, 2005. Management believes the Company's current cash level and anticipated available cash flow is considered sufficient to support the Company's operations during the next twelve months.

As of October 31, 2005, the Company had outstanding convertible instruments, options and warrants convertible into 28,350,218 shares of stock which would be dilutive to earnings per share.

Off-Balance Sheet Arrangements
------------------------------

The Company's off balance sheet arrangements are principally lease arrangements associated with the retail stores and the corporate office.

New Accounting Pronouncements
-----------------------------

Recent Accounting Pronouncements - In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first annual reporting period beginning August 1, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. The Company adopted this accounting pronouncement during the current fiscal quarter. Upon adoption there was no impact on the consolidated financial statements. All outstanding stock options were fully vested as of July 31, 2005

In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF

05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"):
a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 44% of the Company's net sales for the three months ended October 31, 2005 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 54% for the three month period ended October 31, 2004. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the three months ended October 31, 2005. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At October 31, 2005, the Company had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $53.3 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.5 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     ITEM 1A.  RISK FACTORS
               ------------
                       None.

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
              -----------------------------------------------------------

                       None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              -------------------------------

                       None.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

                       None.

     ITEM 5.  OTHER INFORMATION
              -----------------

                       None.

     ITEM 6.  EXHIBITS
              --------

              Exhibit 31     Rule 13a-14(a)/15d-14(a) Certification
              Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements. *
              Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. *

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY


December 15, 2005


     By: /s/ Mark J. Wright
         --------------------------
         Mark J. Wright
         Vice President of Finance and
         Chief Financial Officer