Form 10-Q
period 2006-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2006-03-14
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2006
                         Commission File Number 0-26230

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 14, 2006.

      Title of Class                                     Number of shares
       Common Stock                                        Outstanding
(par value $.001 per share)                                11,130,000
================================================================================

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
            January 31, 2006 (Unaudited) and July 31, 2005.................  3

         Condensed Consolidated Statements of Operations
            Three months ended January 31, 2006 (Unaudited)
            and January 31, 2005 (Unaudited)...............................  4

         Condensed Consolidated Statements of Operations
            Six months ended January 31, 2006 (Unaudited)
            and January 31, 2005 (Unaudited)...............................  5

         Condensed Consolidated Statements of Cash Flows
            Six months ended January 31, 2006 (Unaudited)
            and January 31, 2005 (Unaudited)...............................  6

         Notes to Condensed Consolidated Financial Statements............. 7-14

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........... 15-19

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk............................................... 19

         Item 4. Controls and Procedures................................... 19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................ 20

         Item 1A. Risk Factors............................................. 20

         Item 2.  Unregistered Sales of Equity Securities and Use
                  of Proceeds.............................................. 20

         Item 3.  Defaults Upon Senior Securities.......................... 20

         Item 4.  Submission of Matters to a Vote of Security Holders...... 20

         Item 5.  Other Information........................................ 20

         Item 6.  Exhibits................................................. 20

SIGNATURES   .............................................................. 21

ITEM 1. FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        January 31,      July 31,
                                                                           2006            2005
                                                                        ----------      ----------
                                                                        (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents ....................................     $    1,526      $      855
     Accounts receivable, less allowance for doubtful
       accounts of $761 and $906 ..................................          7,393          10,449
     Inventories ..................................................         40,473          46,333
     Deferred tax asset ...........................................            664             664
     Prepaid expenses .............................................            333             564
            Total current assets ..................................         50,389          58,865
Fixed assets:
     Property, plant and equipment (net) ..........................          3,937           3,889
     Rental equipment fleet (net) .................................          5,141           6,068
            Total fixed assets ....................................          9,078           9,957
Other assets
     Security Deposits ............................................            317             318
     Deferred taxes ...............................................            836             836
     Deferred debt issuance costs .................................          1,480           1,661
         Total other assets .......................................          2,633           2,815

Total assets ......................................................     $   62,100      $   71,637


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under floor plan financing ........................     $   17,429          24,558
     Bridge loan, net of discount of $ 0 and $ 79 .................              0           1,254
     Convertible debt, net of discount of $ 836 and $ 836 .........          5,831           3,052
     Notes payable-related parties, net of discount of $ 41 and $82            459             418
     Notes payable ................................................            595             205
     Accounts payable .............................................          6,344           7,925
     Accrued payroll and vacation .................................            898             932
     Other accrued liabilities ....................................          1,520           1,313
     Capital lease obligation .....................................             54              43
         Total current liabilities ................................         33,130          39,700
Long-term liabilities
     Notes Payable ................................................          2,081             655
     Convertible Debt, net of discount of $ 1,986 and $ 2,404 .....         20,236          23,708
     Deferred Lease Income ........................................            250             264
     Capital lease obligation .....................................            782             810
      Total long-term liabilities .................................         23,349          25,437
Total liabilities .................................................         56,479          65,137
Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ................................           --              --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 10,310,300 issued and 10,180,000
       outstanding ................................................             10              10
     Additional paid-in capital ...................................         20,929          20,859
     Deferred compensation ........................................           --               (18)
     Accumulated deficit ..........................................        (14,474)        (13,507)
     Less common stock in treasury, at cost
       (130,300 shares) ...........................................           (844)           (844)
         Total stockholders' equity ...............................          5,621           6,500
Total liabilities and stockholders' equity ........................     $   62,100      $   71,637

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                     Three Months Ended
                                                         January 31,
                                                    2006            2005
                                                 ----------      ----------
Net revenue ................................     $   33,463      $   30,341

Cost of revenues (includes depreciation of
   $989 and $935, respectively) ............         29,920          27,346

Gross profit ...............................          3,543           2,995

Selling, general and administrative expenses          2,819           2,448

Operating income ...........................            724             547

Other income (expense):
     Interest expense ......................         (1,481)           (717)
     Other income ..........................             17             299

Income (loss) before income tax provision ..           (740)            129

Income tax provision .......................             18              12

Net income (loss) ..........................     $     (758)     $      117


Basic earnings (loss) per common share .....     $     (.07)     $     0.01

Diluted earnings (loss) per common share ...     $     (.07)     $     0.01


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                      Six Months Ended
                                                         January 31,
                                                    2006            2005
                                                 ----------      ----------
Net revenue ................................     $   66,498      $   57,085

Cost of revenues (includes depreciation of
   $2,640 and $2,602, respectively) ........         58,773          50,759

Gross profit ...............................          7,725           6,326

Selling, general and administrative expenses          5,758           4,673

Operating income ...........................          1,967           1,653

Other income (expense):
     Interest expense ......................         (2,930)         (1,340)
     Other income ..........................             30             347

Income (loss) before income tax provision ..           (933)            660

Income tax provision .......................             34              24

Net income (loss) ..........................     $     (967)     $      636


Basic earnings (loss) per common share           $    (0.10)     $     0.06

Diluted earnings (loss) per common share         $    (0.10)     $     0.05


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                  January 31,
                                                                                             2006            2005
                                                                                          ----------      ----------
Cash flows from operating activities:
     Net income(loss) ................................................................    $     (967)     $      636
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ....................................................................         3,303           2,639
     Bad Debts .......................................................................             9               5
     Amortization of debt discount ...................................................           538              98
     Gain on sale of fixed assets and rental equipment ...............................          (308)         (1,012)
     Amortization of debt issuance costs .............................................           250            --
     Stock based compensation ........................................................            18              24
     Changes in assets and liabilities:
         Accounts receivable .........................................................         3,047           4,104
         Restricted Cash .............................................................          --              (215)
         Inventories .................................................................         3,308           2,295
         Prepaid expenses and other assets ...........................................           232             (18)
         Accounts payable and accrued expenses .......................................        (1,584)          2,177
         Accrued payroll and vacation ................................................           (34)           (540)
         Other accrued liabilities ...................................................           210             (74)
         Sale of other assets ........................................................          --               (38)
         Deferred Lease Income .......................................................           (14)            278
        Net cash provided by operating activities ....................................         8,008          10,359

Cash flows from investing activities:
     Purchase of property, plant and equipment .......................................          (355)            (42)
     Purchases of rental equipment ...................................................        (1,069)         (2,629)
     Purchase of assets of Arizona Pacific Materials, LLC ............................          --              (500)
     Proceeds on sale of fixed assets ................................................            42           1,584
     Proceeds on sale of rental equipment ............................................         1,819           3,212
     Net cash provided by investing activities .......................................           437           1,625

Cash flows from financing activities:
     Principal payments on capital leases ............................................           (17)            (17)
     Payments on short-term borrowings ...............................................          --            (8,019)
     Inventory floor plan financing ..................................................        (7,128)         (4,442)
     Bridge loan payments ............................................................        (1,333)           --
     Notes Payable from purchase of Arizona Pacific Materials, LLC ...................          --               500
     Long term debt borrowings .......................................................         1,928            --
     Long term debt payments .........................................................          (113)             (6)
     Payments on convertible debt ....................................................        (1,111)           --
Net cash used in financing activities ................................................        (7,774)        (11,984)

Increase in cash and cash equivalents ................................................           671            --
Cash and cash equivalents at beginning of period .....................................           855               9

Cash and cash equivalents at end of period ...........................................    $    1,526      $        9


Supplemental disclosures:
Interest paid ........................................................................    $    2,372      $    1,283
Income taxes paid ....................................................................          --              --



Supplemental schedule of non-cash investing and financing activities:
Notes payable issued for purchase of Arizona Pacific Materials, LLC ..................          --        $    2,500

Options valued at $292 were issued in connection with a $500 note payable related
to the down payment at closing for the purchase of Arizona Pacific Materials..........          --               292

In connection with consulting service agreements entered into in November 2004,
options were issued in lieu of cash payment ..........................................          --                97

 In connection with consulting service agreements entered into in June 2005,
warrants were issued in lieu of cash payment .........................................            69            --

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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six month periods ended January 31, 2006 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2005 consolidated financial statements.

2. ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under Financial Accounting Standard (FAS) 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first annual period beginning August 1, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. The Company adopted this accounting pronouncement during the current fiscal quarter. Upon adoption there was no impact on the consolidated financial statements.

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

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

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

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues (EITF Issue No. 05-7 and 05-8) are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

3. EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options, warrants or convertible instruments. Total number of shares underlying the outstanding convertible instruments, options and warrants as of January 31, 2006 was 28,650,218 and 4,690,000 as of January 31, 2005.

Earnings (loss) per common share is as follows:

                                                         Three Months Ended
                                                             January 31,
                                                              (`000's)
                                                         2006          2005
                                                       --------      --------
BASIC

Numerator:
Net income (loss) available to common shareholders     $   (758)     $    117
                                                       ========      ========
Denominator:
Weighted average shares outstanding                      10,180        10,130

Basic earnings (loss) per common share                 $  (0.07)     $   0.01
                                                       ========      ========

DILUTED

Weighted average shares outstanding                      10,180        10,130
Stock options                                              --           1,372
                                                       --------      --------
Denominator for diluted earnings per share               10,180        11,502
                                                       ========      ========

Diluted earnings (loss) per common share               $ (0.07)      $   0.01
                                                       ========      ========

                                                          Six Months Ended
                                                             January 31,
                                                              (`000's)
                                                         2006          2005
                                                       --------      --------
BASIC

Numerator:
Net income (loss) available to common shareholders     $   (967)     $    636
                                                       ========      ========
Denominator:
Weighted average shares outstanding                      10,180        10,130
                                                       ========      ========

Basic earnings (loss) per common share                 $  (0.10)     $   0.06
                                                       ========      ========
DILUTED

Weighted average shares outstanding                      10,180        10,130
Stock options                                              --           1,654
                                                       --------      --------
Denominator for diluted earnings per share               10,180        11,784
                                                       ========      ========

Diluted earnings (loss) per common share               $  (0.10)     $   0.05
                                                       ========      ========

4. STOCK BASED COMPENSATION

Effective August 1, 2005, the Company adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SAFS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SAFS 123R, SBP awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. There were no options issued to employees during the six months ending January 31, 2006 and 2005. All previously issued and outstanding stock options were fully vested as of January 31, 2006.

5. INVENTORIES

Inventories consist of the following (`000's):
                                                      January 31,     July 31,
                                                         2006          2005
                                                       --------      --------
     Equipment (net of reserve allowances of
     $3,114 and $2,937 respectively):
       New                                             $ 29,191      $ 35,408
       Used                                               4,530         4,545
     Mining products                                      1,014           886
     Parts (net of reserve allowance of $917
      and $977, respectively)                             5,738         5,494
                                                       $ 40,473      $ 46,333

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products are comprised of direct costs of production and overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost generally stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of January 31, 2006, the LIFO reserve was $131,000 and as of July 31, 2005 the LIFO reserve was $223,000.

6. FIXED ASSETS

Fixed assets consist of the following (`000's):
                                                      January 31,     July 31,
                                                         2006          2005
                                                       --------      --------
     Operating property, plant and equipment:
       Land                                            $  1,277      $  1,277
       Buildings                                          1,153         1,152
          Machinery and equipment                         3,120         3,059
       Office furniture and fixtures                      2,051         2,055
       Computer hardware and software                     1,104         1,332
       Vehicles                                           1,488         1,404
       Leasehold improvements                             1,097         1,010
                                                       --------      --------
                                                         11,290        11,289
       Less: accumulated depreciation                    (7,353)       (7,400)
                                                       --------      --------
     Property, plant, and equipment (net)              $  3,937      $  3,889
                                                       ========      ========
     Rental equipment fleet                            $  7,292      $  9,145
       Less: accumulated depreciation                    (2,151)       (3,077)
                                                       --------      --------
     Rental equipment (net)                            $  5,141      $  6,068
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

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The balance of borrowings under the floor plan financing as of January 31, 2006 was $17,429,000.

Convertible Debt
----------------

In June 2005, the Company closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The Company allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27. The lenders were also granted warrants to purchase approximately
8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920,000 and is recorded as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with 1,312,500 warrants to be issued with this additional debt. The value of these rights is $441,000 and is also recorded as debt discount to be amortized over 18 months. In connection with the convertible debt and the bridge loan (see below), the Company paid a $1,600,000 finders fee and 300,000 warrants were issued, valued at $69,678. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

The Company began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of January 31, 2006 is $26,067,000 (net of discount of $2,822,000) of which $5,831,000 (net of discount of $836,000) is short term.

Bridge Loan
-----------

In June 2005, the Company closed a new $2 million six month bridge loan, with a variable interest rate of LIBOR plus 6%. The lenders were granted warrants to purchase approximately 312,000 common shares of the Company at $1.75 per share. The value of these warrants was $111,000 and is recorded as debt discount to be amortized over the life of the related debt. This bridge loan was fully paid and the debt discount fully amortized as of January 31, 2006.

Notes Payable
-------------

 Notes payable consists of the following: (000's)
                                                                                 January 31,     July 31,
 Description                                                                        2006           2005
 Note Payable to Investor dated March 30, 2001 due on
 Demand and non-interest bearing                                                        50             50

 Note payable to West Coast Bank dated March 15, 2005 in the amount of
 $795, due in monthly installments of $ 16 beginning May 15, 2005 including
 interest at 6.50% per annum secured by specific equipment in inventory                693            761

 Note payable to CIT Financial dated November 30, 2005 in the amount of
 $1,897, due in monthly installments of $ 28 beginning December 31, 2005 including interest at 8.25% per annum secured by specific equipment in
 inventory                                                                           1,859           --

 Notes payable to GMAC dated November 15, 2003 in the amount of $66 with
 payments of $1 per month including interest at 7.2% per annum                          43             49

 Notes payable to Cougar Leasing dated January 10, 2005 in the amount of
 $32 with payments of $1 per month including interest at 11.1% per annum                31           --
                                                                                  --------        -------
  Total                                                                           $  2,676        $   860
    Less current portion                                                              (595)          (205)
                                                                                  --------        -------
  Total Long-Term Notes Payable                                                   $  2,081        $   655
                                                                                  ========        =======

     Future minimum payments under these noncancelable notes payable as of January 31, 2006, are as follows:

----------------------------------------- ----------- ------------ ---------
                                             Notes     Convertible
Twelve months ending January 31,            Payable        Debt      Total
----------------------------------------- ----------- ------------ ---------
   2007                                       $  595       $6,666    $7,261
----------------------------------------- ----------- ------------ ---------
   2008                                          585        6,666     7,251
----------------------------------------- ----------- ------------ ---------
   2009                                          598        6,667     7,265
----------------------------------------- ----------- ------------ ---------
   2010                                          654        6,667     7,321
----------------------------------------- ----------- ------------ ---------
   2011                                          244        2,223     2,467
----------------------------------------- ----------- ------------ ---------
   Thereafter                                     --           --        --
----------------------------------------- ----------- ------------ ---------
Total annual payments                          2,676       28,889    31,565
----------------------------------------- ----------- ------------ ---------
Less debt discount                                --        2,822     2,822
----------------------------------------- ----------- ------------ ---------
Present value of minimum payments
(net of discount)                              2,676       26,067    28,743
----------------------------------------- ----------- ------------ ---------
Less current portion                            (595)      (5,831)   (6,426)
----------------------------------------- ----------- ------------ ---------
Long-term portion                            $ 2,081      $20,236   $22,317
----------------------------------------- ----------- ------------ ---------


8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 675,000 and $ 846,000 for the six months ended January 31, 2006 and 2005, respectively.

Assets recorded under capital leases are recorded in fixed assets and are as follows (`000's):

                                               January 31,      July 31,
                                                  2006            2005
     Capitalized asset value                   $     953       $     953
     Less accumulated amortization                  (474)           (450)
                                               ---------       ---------
     Net capitalized asset value               $     479       $     503
                                               =========       =========

Future minimum lease payments under all noncancelable leases as of January 31, 2006, are as follows (`000's):

                                                 Capital       Operating
      Twelve months ending January 31,           leases          leases

      2007                                           132          1,210
      2008                                           132            925
      2009                                           132            528
      2010                                           132            436
      2011                                           132            228
      Thereafter                                     638          1,013
                                                 -------        -------
      Total annual lease payments                $ 1,298        $ 4,340
      Less amount representing interest
        at a rate of 6.5%                           (462)
                                                 -------

      Present value of minimum lease payments        836
      Less current portion                          ( 54)
                                                 -------
      Long-term portion                          $   782
                                                 =======

Purchase Commitments
--------------------

The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of January 31, 2006, such purchase commitments totaled $12,729,000.

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

9. PRODUCT INFORMATION

Revenue and gross margin by product categories are summarized as follows
(`000's):

Business product category            Three Months Ended       Six Months Ended
     Net Revenues                        January 31,             January 31,
                                      2006        2005        2006        2005
                                    -------     -------     -------     -------
     Equipment Sales                $25,806     $23,005     $50,570     $40,796

     Equipment Rental                   426         619       1,009       2,086

     Mining Sales                       570         182         738         275

     Product Support                  6,661       6,535      14,181      13,928
                                    -------     -------     -------     -------
     Total                          $33,463     $30,341     $66,498     $57,085
                                    =======     =======     =======     =======

Business product category           Three Months Ended       Six Months Ended
     Gross Margins                       January 31,             January 31,
                                      2006       2005         2006        2005
                                    -------     -------     -------     -------
     Equipment Sales                $ 2,197     $ 2,136     $ 4,404     $ 3,673

     Equipment Rental                    (2)         16         164         290

     Mining Sales                        88         (16)        266         (23)

     Product Support                  1,260         859       2,891       2,386
                                    -------     -------     -------     -------
     Total                          $ 3,543     $ 2,995     $ 7,725     $ 6,326
                                    =======     =======     =======     =======

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments are shown in the following tables (`000's).

                                                    Western Power &     Arizona Pacific
                                                    Equipment Corp       Materials, LLC      Total
For the Three Months Ended January 31, 2006
Revenue                                                $30,893               $  570         $33,463
Operating Income (Loss)                                $ 1,084               $ (360)        $   724
Net Income (Loss)                                      $ (347)               $ (411)        $  (758)
Capital Expenditures                                   $ 1,152               $   33         $ 1,185
Total identifiable assets at January 31, 2006          $57,776               $4,324         $62,100

For the Three Months Ended January 31, 2005
Revenue                                                $30,200               $  141         $30,341
Operating Income                                       $   830               $ (283)        $   547
Net Income                                             $   401               $ (284)        $   117
Capital Expenditures                                   $    44               $  219         $   313


For the Six Months Ended January 31, 2006
Revenue                                                $65,760               $  738         $66,498
Operating Income (Loss)                                $ 2,697               $ (730)        $ 1,967
Net Income (Loss)                                      $ (141)               $ (826)        $ (967)
Capital Expenditures                                   $ 1,208               $  216         $ 1,424


For the Six Months Ended January 31, 2005
Revenue                                                $56,852               $  233         $57,085
Operating Income                                       $ 2,078               $ (425)        $ 1,653
Net Income                                             $ 1,061               $ (425)        $   636
Capital Expenditures                                   $ 2,428               $  243         $ 2,671

11. CONCENTRATION OF CREDIT RISK

Approximately 57% of the Company's net sales for the six months ended January 31, 2006 resulted from sales, rental, and servicing of products manufactured by Case. That compares with a figure of 54% for the six-month period ended January 31, 2005.

12. SUBSEQUENT EVENTS

On February 14, 2006, the Company issued 950,000 shares of common stock to an outside investor for $1,710,000. In connection with the stock issuance, the convertible debt holders required a 10% or $171,000 waiver fee in exchange for their approval of the transaction. The remaining $1,539,000 was used to pay down the convertible debt.

On March 1, 2006, the Company sold its Spokane and Clarkston locations to a third party for $2,901,000. The $30 million convertible debt note holders required a reduction in the conversion price from $2.00 per share to $1.75 per share as a condition for the approval of the sale. In connection with the debt modification, the Company may be required to record additional debt discount to account for the reduction in conversion price.

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

RESULTS OF OPERATIONS

The Three Months and Six Months ended January 31, 2006 compared to the Three and Six Months ended January 31, 2005.

Revenues for the three-month period ended January 31, 2006 increased 10.3% to $33.5 million compared with $ 30.3 million for the three-month period ended January 31, 2005. For the three-month period ended January 31, 2006 equipment sales increased by 12.2%, equipment rental revenues decreased by 31.2% and product support revenues increased 2.0% over the comparative three month period ended January 31, 2005. Revenues (with the exception of equipment rental) were up from the prior year's comparative period because of increased construction related activity and economic conditions, especially in the Oregon, Washington, California and Nevada markets. Mining sales from our subsidiary, Arizona Pacific Materials, LLC (APM), increased by 213.2 % over the prior year's comparative three month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction specifically in the fast growing are southeast of Phoenix.

Revenues for the six-month period ended January 31, 2006 increased 16.5% to $66.0 million compared with $ 57.1 million for the six-month period ended January 31, 2005. For the six-month period ended January 31, 2006 equipment sales increased by 24.0%, equipment rental revenues decreased by 51.6% and product support revenues increased 1.8% over the comparative six month period ended January 31, 2005. Revenues were up from the prior year's comparative period because of improvement in economic conditions, specifically in the regions noted above. Mining sales for the six-month period ended January 31, 2006 increased by 168.4% to $738,000 compared to $275,000 for the six-month period ending January 31, 2005. The increase is a result of continued high level of construction activity in the Phoenix area and for which APM now is participating at a higher level.

The Company's gross profit margin of 10.6% for the three-month period ended January 31, 2006 was slightly higher than the prior year's comparative period margin of 9.9%. Gross margin for equipment sales was 8.5% compared to 9.3% for the prior year's comparative period. Equipment rental gross margin was (.05)% compared to 2.6% for the prior year's comparative period. Product support gross margin was 18.9% compared to 13.1% for the prior year's comparative period. The increase in overall margins is associated with a change in the equipment sales, parts sales and rental mix of products, with higher margins from parts sales having the greatest impact. Improved economic conditions in the Oregon, Washington, California and Nevada markets have created more demand for the purchase of equipment rather than renting. Increased production and sales by APM also resulted in an improvement in gross margin as more fixed direct expenses were covered by higher sales levels during the three-month period ended January 31, 2006.

The Company's gross profit margin of 11.6% for the six-month period ended January 31, 2006 was slightly higher than the prior year's comparative period of 11.1%. Gross margin for equipment sales was 8.7% which is slightly lower than the 9.0% for the prior year's comparative period. Equipment rental gross margin was 16.2% compared to 13.9% for the prior year's comparative period. Product support gross margin was 20.4% compared to 17.1% for the prior year's comparative period. The slight increase in overall margins is associated with a change in the sales and rental mix of products and the increased margins generated higher production and sales levels from APM.

For the three-month period ended January 31, 2006, selling, general, and administrative ("SG&A") expenses as a percentage of net revenue were 8.4%, slightly higher than the 8.1% for the prior year's first quarter. The increase from the prior year's comparative period reflects the impact of the increased business activities at our mining subsidiary, Arizona Pacific Materials, LLC, purchased in September 2004.

For the six-month period ended January 31, 2006, SG&A expenses as a percentage of sales were 8.7%, slightly higher than the 8.2% for the prior year's comparative period. The increase from the prior year's comparative period reflects the impact of the increased business activities at our mining subsidiary.

Interest expense for the three months ended January 31, 2006 of $1,481,000 was up from $717,000 in the prior year comparative period. This increase from the prior year's comparative period is the result of approximately 3% higher interest rate related to convertible debt versus the interest rate associated with the line of credit with GE in existence as of January 31, 2005. In addition, $212,000 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) and is $113,000 in debt issuance costs were amortized during the three months ending January 31, 2006. No such charges were required during the three months ending January 31, 2005.

Interest expense for the six months ended January 31, 2006 of $2,930,000 was up from $1,340,000 in the prior year comparative period. This increase from the prior year's comparative period is the result of approximately 3% higher interest rate related to convertible debt versus the interest rate associated with the line of credit with GE in existence as of January 31, 2005. In addition, $497,000 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) and $250,000 in debt issuance costs were amortized during the six months ending January 31, 2006. No such charges were required during the six months ending January 31, 2005.

Other income(expense) for the three-month period ended January 31, 2006 was $ 17,000 compared to $299,000 for the comparative period. Included in the three-month period ended January 31, 2005 is a non recurring gain of $247,000 related to the sale of the Company's Hayward branch in January of 2005.

Other income(expense) for the six-month period ended January 31, 2006 was $ 30,000 compared to $347,000 for the comparative period. Included in the six-month period ended January 31, 2005 is a non recurring gain of $247,000 related to the sale of the Company's Hayward branch in January of 2005.

The Company had a net loss for the quarter ended January 31, 2006 of $758,000 compared with net income of $117,000 for the prior year's comparative quarter. The change is primarily related to additional interest costs, warrant and debt issuance costs as discussed above.

The Company had a net loss for the six months ended January 31, 2006 of $967,000 compared with a net income of $636,000 for the prior year's comparative period. The change is primarily related to additional interest costs, warrant and debt issuance costs as discussed above.

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

Under inventory floor planning arrangements the manufacturers of products sold by the Company provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At January 31, 2006, the Company was indebted under manufacturer provided floor plan arrangements in the aggregate amount of $ 17,429,000.

During the six months ended January 31, 2006 the Company had positive cash flow from operating activities of $8,008,000. The Company's cash flow from operating activities consisted primarily of a reduction of accounts receivable of $3,047,000, depreciation of $3,303,000 and a decrease in inventories of $3,308,000. Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. The Company paid down its floor plan financing by $7,128,000 during the six-month period ending January 31, 2006, made payments of $1,111,000 on the convertible debt and borrowed $1,928,000 under long term notes payable.

The Company's cash and cash equivalents was $1,526,000 as of January 31, 2006. Management believes the Company's current cash level and anticipated available cash flow is sufficient to support the Company's operations during the next twelve months.

As of January 31, 2006, the Company had outstanding convertible instruments, options and warrants convertible into 28,650,218 shares of stock, which would be dilutive to earnings per share.

Off-Balance Sheet Arrangements
------------------------------

The Company's off-balance sheet arrangements are principally lease arrangements associated with the retail stores and the corporate office.

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

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

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

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues (EIFT Issue No. 05-7 and 05-8) are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

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

Although the principal products sold, rented, and serviced by the Company are manufactured by Case, the Company also sells, rents, and services equipment and sells related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 43% of the Company's net sales for the six months ended January 31, 2006 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 46% for the six-month period ended January 31, 2005. Manufacturers other than Case represented by the Company offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

The Company purchases its equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the six months ended January 31, 2005. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, the Company plans to expand the number of products and increase the aggregate dollar value of those products which the Company purchases from manufacturers other than Case in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At January 31, 2006, the Company had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $46.2 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.5 million. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            ITEM 1A. RISK FACTORS

                    None.

            ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    None.

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                    None.

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

            ITEM 5. OTHER INFORMATION

                    None.

            ITEM 6. EXHIBITS

                    Exhibit 31.1, 31.2    Rule 13a-14(a)/15d-14(a) Certification
                    Exhibit 32.1          Certification by the Chief Executive
                                          Officer Relating to a Periodic Report
                                          Containing Financial Statements. *
                    Exhibit 32.2          Certification by the Chief Financial
                                          Officer Relating to a Periodic Report
                                          Containing Financial Statements. *

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

March 14, 2006

                                      By: /s/ Mark J. Wright
                                          ------------------------------
                                          Mark J. Wright
                                          Vice President of Finance and
                                          Chief Financial Officer