Form 10-Q
period 2006-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2006-06-14
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2006
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   91-1688446
--------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer I.D. number)
   incorporation or organization)

6407-B N.E. 117th Avenue, Vancouver, WA                             98662
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

                           YES  [X]      NO  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2006.

                Title of Class                     Number of shares
                 Common Stock                        Outstanding
         (par value $.001 per share)                  11,130,000

================================================================================

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           April 30, 2006 (Unaudited) and July 31, 2005..................  3

         Condensed Consolidated Statements of Operations (Unaudited)
           Three months ended April 30, 2006 and April 30, 2005..........  4

         Condensed Consolidated Statements of Operations (Unaudited)
           Nine months ended April 30, 2006 and April 30, 2005...........  5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine months ended April 30, 2006 and April 30, 2005...........  6-7

         Notes to Condensed Consolidated Financial Statements
         (Unaudited).....................................................  8-15

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........  16-23

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk............................................  24

         Item 4.  Controls and Procedures................................  24


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................  25

         Item 1A. Risk Factors...........................................  25

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds...............................................  25

         Item 3.  Defaults Upon Senior Securities........................  25

         Item 4.  Submission of Matters to a Vote of Security Holders....  25

         Item 5.  Other Information......................................  25

         Item 6.  Exhibits...............................................  25

SIGNATURES...............................................................  26

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                            April 30,      July 31,
                                                                                              2006            2005
                                                                                           ----------      ----------
                                                                                           (Unaudited)
          ASSETS
          ------
Current assets:
     Cash and cash equivalents .......................................................     $      674      $      855
     Accounts receivable, less allowance for doubtful
       accounts of $838 and $906 .....................................................          8,147          10,449
     Inventories - net ...............................................................         36,626          42,937
     Deferred tax asset ..............................................................            664             664
     Prepaid expenses ................................................................            233             564
                                                                                           ----------      ----------
            Total current assets .....................................................         46,344          55,469
                                                                                           ----------      ----------
Fixed assets:
     Property, plant and equipment (net) .............................................          4,972           3,775
     Rental equipment fleet (net) ....................................................          3,507           5,707
                                                                                           ----------      ----------
            Total fixed assets .......................................................          8,479           9,482
                                                                                           ----------      ----------

Assets held for sale - net ...........................................................           --             3,871

Other assets
     Security Deposits ...............................................................            362             318
     Deferred taxes ..................................................................            836             836
     Deferred debt issuance costs ....................................................          1,390           1,661
                                                                                           ----------      ----------
         Total other assets ..........................................................          2,588           2,815
                                                                                           ----------      ----------

Total assets .........................................................................     $   57,411      $   71,637
                                                                                           ==========      ==========

          LIABILITIES & STOCKHOLDERS' EQUITY
          ----------------------------------
Current liabilities:
     Borrowings under floor plan financing ...........................................     $   16,445          24,558
     Bridge loan, net of discount of $ 0 and $ 79 ....................................              0           1,254
     Convertible debt, net of discount of $ 981 and $ 836 ............................          5,686           3,052
     Notes payable-related parties, net of discount of $ 34 and $82 ..................            466             418
     Notes payable ...................................................................            618             205
     Accounts payable ................................................................          6,700           7,925
     Accrued payroll and vacation ....................................................            992             932
     Other accrued liabilities .......................................................          1,507           1,313
     Capital lease obligation ........................................................             55              43
                                                                                           ----------      ----------
         Total current liabilities ...................................................         32,469          39,700
                                                                                           ----------      ----------
Long-term liabilities
     Convertible Debt, net of discount of $ 2,228 and $ 2,404 ........................         15,436          23,708
     Notes Payable ...................................................................          1,724             655
     Deferred Lease Income ...........................................................            243             264
     Capital lease obligation ........................................................            768             810
                                                                                           ----------      ----------
      Total long-term liabilities ....................................................         18,171          25,437
                                                                                           ----------      ----------
Total liabilities ....................................................................         50,640          65,137
                                                                                           ----------      ----------
Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ...................................................           --              --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 11,260,300 and 10,310,000 issued and 11,130,000 and 10,180,000
       outstanding as of April 30, 2006 and July 31, 2005, respectively ..............             20              10
     Additional paid-in capital ......................................................         23,258          20,859
     Deferred compensation ...........................................................           --               (18)
     Accumulated deficit .............................................................        (15,663)        (13,507)
     Less common stock in treasury, at cost
       (130,300 shares) ..............................................................           (844)           (844)
                                                                                           ----------      ----------
         Total stockholders' equity ..................................................          6,771           6,500
                                                                                           ----------      ----------
Total liabilities and stockholders' equity ...........................................     $   57,411      $   71,637
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                               Three Months Ended
                                                                                                    April 30,
                                                                                              2006            2005
                                                                                           ----------      ----------
Net revenue ..........................................................................     $   29,910      $   25,899

Cost of revenues (includes depreciation of
   $826 and $807, respectively) ......................................................         27,078          23,364
                                                                                           ----------      ----------

Gross profit .........................................................................          2,832           2,535

Selling, general and administrative expenses .........................................          2,767           2,129
                                                                                           ----------      ----------

Operating Income .....................................................................             65             406

Other income (expense):
     Interest expense ................................................................         (1,352)           (696)
     Other income ....................................................................            (87)             55
                                                                                           ----------      ----------

Loss before income tax provision .....................................................         (1,374)           (235)

Income tax provision .................................................................             18              12
                                                                                           ----------      ----------

Loss from continuing operations ......................................................         (1,392)           (247)

Income (loss) from discontinued operations ...........................................            (48)            112
Gain on disposal of discontinued operations ..........................................            251            --
                                                                                           ----------      ----------
Income from discontinued operations ..................................................            203             112

Net loss .............................................................................     $   (1,189)     $     (135)
                                                                                           ==========      ==========

Basic and diluted earnings (loss) per common share
     Loss per share of continuing operations .........................................     $    (0.13)     $    (0.02)

     Discontinued operations .........................................................           --              0.01
     Gain on disposal of discontinued operations .....................................           0.02            --
                                                                                           ----------      ----------
     Earnings per share of discontinued operations ...................................           0.02            0.01

     Loss per share ..................................................................     $    (0.11)     $    (0.01)
                                                                                           ==========      ==========

Basic and diluted weighted average common shares (in thousands) ......................         10,970          10,130
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                               Nine Months Ended
                                                                                                    April 30,
                                                                                              2006            2005
                                                                                           ----------      ----------
Net revenue ..........................................................................     $   90,969      $   75,567

Cost of revenues (includes depreciation of
   $3,614 and $2,995, respectively) ..................................................         81,069          67,505
                                                                                           ----------      ----------

Gross profit .........................................................................          9,900           8,062

Selling, general and administrative expenses .........................................          8,277           6,358
                                                                                           ----------      ----------

Operating income .....................................................................          1,623           1,704

Other income (expense):
     Interest expense ................................................................         (4,283)         (2,036)
     Other income ....................................................................            (55)            124
                                                                                           ----------      ----------

Loss before income tax provision .....................................................         (2,715)           (208)

Income tax provision .................................................................             52              36
                                                                                           ----------      ----------

Loss from continuing operations ......................................................     $   (2,767)     $     (244)

Income from discontinued operations ..................................................            360             468
Gain on disposal of discontinued operations ..........................................            251             277
                                                                                           ----------      ----------
Income from discontinued operations ..................................................            611             745

Net Income (loss) ....................................................................     $   (2,156)     $      501
                                                                                           ==========      ==========

Basic and diluted earnings (loss) per common share
     Loss per share of continuing operations .........................................     $    (0.26)     $    (0.02)

     Discontinued operations .........................................................           0.03            0.05
     Gain on disposal of discontinued operations .....................................           0.02            0.02
                                                                                           ----------      ----------
     Earnings per share of discontinued operations ...................................           0.05            0.07

     Earnings (loss) per share .......................................................     $    (0.21)     $     0.05
                                                                                           ==========      ==========



Basic and diluted weighted average common shares (in thousands) ......................         10,438          10,130
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                               Nine Months Ended
                                                                                                    April 30,
                                                                                              2006            2005
                                                                                           ----------      ----------
Cash flows from operating activities:
     Net income (loss) ...............................................................     $   (2,156)     $      501

Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
     Depreciation ....................................................................          4,258           3,659
     Bad Debts .......................................................................             77               7
     Amortization of debt discount ...................................................            787             171
     Gain on sale of fixed assets and rental equipment ...............................           (624)         (1,136)
     Amortization of debt issuance costs .............................................            341            --
     Stock based compensation ........................................................             18              68
     Changes in assets and liabilities:
         Accounts receivable .........................................................          2,225           2,152
         Restricted Cash .............................................................           --              (145)
         Inventories .................................................................          6,475          (7,958)
         Prepaid expenses and other assets ...........................................            286            (332)
         Accounts payable and accrued expenses .......................................         (1,225)          3,789
         Accrued payroll and vacation ................................................             61            (547)
         Other accrued liabilities ...................................................            195              27
         Deferred Lease Income .......................................................            (22)            271
                                                                                           ----------      ----------
Net cash provided by operating activities ............................................         10,696             527
                                                                                           ----------      ----------

Cash flows from investing activities:
     Purchase of property, plant and equipment .......................................         (1,629)           (744)
     Purchases of rental equipment ...................................................           --            (3,142)
     Purchase of assets of Arizona Pacific Materials, LLC ............................           --              (500)
     Proceeds on sale of fixed assets ................................................             37           1,584
     Proceeds on sale of rental equipment ............................................          2,668           4,579
                                                                                           ----------      ----------
Net cash provided by investing activities ............................................          1,076           1,777
                                                                                           ----------      ----------

Cash flows from financing activities:
     Principal payments on capital leases ............................................            (30)            (21)
     Payments on short-term borrowings ...............................................           --             1,984
     Issuance of Common Stock ........................................................          1,710            --
     Inventory floor plan financing ..................................................         (8,112)         (5,555)
     Bridge loan payments ............................................................         (1,333)           --
     Notes Payable from purchase of Arizona Pacific Materials, LLC ...................           --               500
     Long term debt borrowings .......................................................          1,896             795
     Long term debt payments .........................................................           (415)             (9)
     Payments on convertible debt ....................................................         (5,669)           --
                                                                                           ----------      ----------
Net cash used in financing activities ................................................        (11,953)         (2,306)
                                                                                           ----------      ----------

Decrease in cash and cash equivalents ................................................           (181)             (2)
Cash and cash equivalents at beginning of period .....................................            855               9
                                                                                           ----------      ----------

Cash and cash equivalents at end of period ...........................................     $      674      $        7
                                                                                           ==========      ==========

Supplemental disclosures:
Interest paid ........................................................................     $    3,136      $    2,158
Income taxes paid ....................................................................           --              --

Supplemental disclosure of non-cash investing and financing activities:
Notes payable issued for purchase of Arizona Pacific Materials, LLC ..................           --        $    2,500

Options valued at $292 were issued in connection with a $500 note payable related to the down payment at closing for the purchase of
Arizona Pacific Materials ............................................................           --               292

In connection with consulting service agreements entered into in
November 2004, options were issued in lieu of cash payment ...........................           --                97

In connection with consulting service agreements entered into in
February 2005, warrants were issued in lieu of cash payment ..........................           --                20

In connection with consulting service agreements entered into in
June 2005, warrants were issued in lieu of cash payment ..............................             69            --

























                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Western Power & Equipment Corp and its wholly owned subsidiary, Arizona Pacific Materials, LLC, we acquired in September 2004. All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine month periods ended April 30, 2006 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2005 consolidated financial statements.

Cost of goods sold includes the cost of products sold; costs of services provided; depreciation related to the rental of inventoried equipment and rental fleet; in-bound freight expenses; accrual expenses related to inventory reserves for obsolescence; and certain allocated selling, general and administrative expenses directly related to the production of revenues.

Selling, general and administrative expenses (SG&A) include payroll and benefit costs (except payroll expenses directly related to the production of sales, such as commissions, service mechanics and parts salesperson, which are allocated to cost of goods sold; occupancy costs; depreciation of property, plant and equipment; outside service fees; repairs & maintenance; and vehicle expenses.

Interest expense includes the interest related to all debt related instruments, the amortization of debt discount related to warrants issued and the amortization of capitalized debt issuance costs in association with convertible debt issued in June of 2005. See Note 7 for additional information.

Certain amounts in the fiscal year 2005 financial statements have been reclassified to conform with the fiscal year 2006 presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinuing operations.

2.       ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The accounting policies we follow are set forth in Note 1 to our consolidated financial statements as filed in its Form 10-K for the year ended July 31, 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under Financial Accounting Standard (FAS) 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first annual period beginning August 1, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. We adopted this accounting pronouncement during the current fiscal year. Upon adoption there was no impact on the consolidated financial statements.

In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on our consolidated financial statements.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material impact on our consolidated statements.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. Management does not believe this pronouncement will have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues (EITF Issue No. 05-7 and 05-8) are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on our consolidated financial statements.

3.       EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options, warrants or convertible instruments. Total number of shares underlying the outstanding convertible instruments, options and warrants as of April 30, 2006 was 27,553,386 and 4,890,000 as of April 30, 2005.

Earnings (loss) per common share is as follows:
                                                      Three Months Ended
                                                           April 30,
                                                           (`000's)
                                                     2006            2005
                                                  ----------      ----------
BASIC AND DILUTED

Numerator:
Net loss available to common shareholders         $   (1,189)     $     (135)
                                                  ==========      ==========
Denominator:
Weighted average shares outstanding                   10,970          10,130
                                                  ==========      ==========

Loss per common share                             $    (0.11)     $    (0.01)
                                                  ==========      ==========

                                                      Nine Months Ended
                                                           April 30,
                                                           (`000's)
                                                     2006            2005
                                                  ----------      ----------
BASIC AND DILUTED

Numerator:
Net earnings (loss) available to common
  shareholders                                    $   (2,156)     $      501
                                                  ==========      ==========
Denominator:
Weighted average shares outstanding                   10,438          10,130
                                                  ==========      ==========

Earnings (loss) per common share                  $    (0.21)     $     0.05
                                                  ==========      ==========

4.       STOCK BASED COMPENSATION

Effective August 1, 2005, we adopted FASB Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SAFS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SAFS 123R, SBP awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. There were no options issued to employees during the nine months ending April 30, 2006 and 2005. All previously issued and outstanding stock options were fully vested as of April 30, 2006.

5.       INVENTORIES

Inventories consist of the following (`000's):

                                                       April 30,      July 31,
                                                         2006            2005
                                                      ----------     ----------
         Equipment (net of reserves of
           $2,956 and $2,937, respectively):
           New                                        $   26,151     $   32,702
           Used                                            4,424          4,232
         Mining products                                   1,024            886
         Parts (net of reserves of $981
          and $977, respectively)                          5,027          5,117
                                                      ----------     ----------
                                                      $   36,626     $   42,937
                                                      ==========     ==========

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products are comprised of direct costs of production and overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost generally stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of April 30, 2006, the LIFO reserve was $357,000 and as of July 31, 2005 the LIFO reserve was $223,000.

6.       FIXED ASSETS

Fixed assets consist of the following (`000's):
                                                       April 30,       July 31,
                                                         2006           2005
                                                      ----------     ----------
         Operating property, plant and equipment:
           Land                                       $    1,277     $    1,277
           Buildings                                       1,153          1,152
              Machinery and equipment                      4,365          2,913
           Office furniture and fixtures                   1,777          1,806
           Computer hardware and software                  1,058          1,261
           Vehicles                                        1,329          1,269
           Leasehold improvements                          1,056            977
                                                      ----------     ----------
                                                          12,015         10,655
           Less: accumulated depreciation                 (7,043)        (6,880)
                                                      ----------     ----------
         Property, plant, and equipment (net)         $    4,972     $    3,775

         Rental equipment fleet                       $    5,225     $    8,576
           Less: accumulated depreciation                 (1,718)        (2,869)
                                                      ----------     ----------
         Rental equipment (net)                       $    3,507     $    5,707
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

7.       DEBT OBLIGATIONS

Floor Planning
--------------

We have inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case, for Case inventory and with other finance companies affiliated with other equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date and interest is at prime + 1 1/2 to 3%.

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The balance of borrowings under the floor plan financing as of April 30, 2006 was $16,445,000.

Convertible Debt
----------------

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. We allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27. The lenders were also granted warrants to purchase approximately 8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920,000 and is recorded as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with warrants to purchase 1,312,500 shares of common stock to be issued with this additional debt. The value of these rights is $441,000 and is also recorded as debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling our Spokane and Clarkston locations. The value of this conversion price change was calculated to be $630,000 (based on a Black-Scholes model determined by an independent appraiser) and is also recorded as debt discount to be amortized over the remaining life of the related debt. In connection with the convertible debt and the bridge loan (see below), we paid a $1,600,000 finders fee and 300,000 warrants to purchase common shares were issued, valued at $69,678. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, we determined that the registration rights is a derivative liability. However, due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of April 30, 2006 is $21,122,000 (net of discount of $3,209,000) of which $5,686,000 (net of discount of $981,000) is short term.

Bridge Loan
-----------

In June 2005, we closed a new $2 million six month bridge loan, with a variable interest rate of LIBOR plus 6%. The lenders were granted warrants to purchase approximately 312,000 common shares of the Company at $1.75 per share. The value of these warrants was $111,000 and is recorded as debt discount to be amortized over the life of the related debt. This bridge loan was fully paid and the debt discount fully amortized as of April 30, 2006.

Notes Payable
-------------

         Notes payable consists of the following: (000's)
                                                                          April 30,       July 31,
         Description                                                        2006            2005
                                                                         ----------      ----------
         Note Payable to Investor dated March 30, 2001 due on
         Demand and non-interest bearing ..............................          50              50

         Note payable to West Coast Bank dated March 15, 2005
         in the amount of $795, due in monthly installments of $16
         beginning May 15, 2005 including interest at 6.50% per
         annum secured by specific equipment in inventory .............         658             761

         Note payable to CIT Financial dated November 30, 2005
         in the amount of $1,897, due in monthly installments of $28 beginning December 31, 2005 including interest at 8.25% per
         annum secured by specific equipment in inventory .............       1,595            --

         Notes payable to GMAC dated November 15, 2003 in the
         amount of $66 with payments of $1 per month including
         interest at 7.2% per annum ...................................          39              49
                                                                         ----------      ----------

          Total                                                          $    2,342      $      860
            Less current portion                                               (618)           (205)
                                                                         ----------      ----------
          Total Long-Term Notes Payable                                  $    1,724      $      655
                                                                         ==========      ==========

      Future minimum payments under these noncancelable notes payable as of April 30, 2006, are as follows:

                                                         Notes       Convertible
Twelve months ending April 30,                           Payable        Debt         Total
                                                        --------      --------      --------
   2007                                                 $    618      $  6,666      $  7,284
   2008                                                      583         6,666         7,249
   2009                                                      590         6,667         7,257
   2010                                                      523         4,332         4,855
   2011                                                       28          --              28
   Thereafter                                               --            --            --
                                                        --------      --------      --------
Total annual payments                                      2,342        24,331        26,673
Less debt discount                                          --           3,209         3,209
                                                        --------      --------      --------
Present value of minimum payments (net of discount)
                                                           2,342        21,122        23,464
Less current portion                                        (618)       (5,686)       (6,304)
                                                        --------      --------      --------
Long-term portion                                       $  1,724      $ 15,436      $ 17,160
                                                        ========      ========      ========

8.       COMMITMENTS AND CONTINGENCIES

Leases
------

We lease certain facilities under noncancelable lease agreements. Certain of our building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require us to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $1,001,000 and $1,119,000 for the nine months ended April 30, 2006 and 2005, respectively.

Assets recorded under capital leases are recorded in fixed assets and are as follows (`000's):

                                               April 30,      July 31,
                                                 2006           2005
                                               --------       --------
         Capitalized asset value               $    953       $    953
         Less accumulated amortization             (486)          (450)
                                               --------       --------
         Net capitalized asset value           $    467       $    503
                                               ========       ========

Future minimum lease payments under all noncancelable leases as of April 30, 2006, are as follows (`000's):

                                                      Capital     Operating
         Twelve months ending April 30,               leases        leases
                                                     --------      --------
         2007                                             132         1,288
         2008                                             132           893
         2009                                             132           583
         2010                                             132           471
         2011                                             132           326
         Thereafter                                       605           956
                                                     --------      --------
         Total annual lease payments                 $  1,265      $  4,517
                                                                   ========
         Less amount representing interest
           at a rate of 6.5%                             (442)
                                                     --------

         Present value of minimum lease payments          823
         Less current portion                             (55)
                                                     --------
         Long-term portion                           $    768
                                                     ========

Purchase Commitments
--------------------

We issue purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by us. As of April 30, 2006, such purchase commitments totaled $13,347,000.

Litigation
----------

We are involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, we have recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on our consolidated financial statements.

9.       PRODUCT INFORMATION

Revenue and gross margin from continuing operations by product categories are summarized as follows (`000's):

Business product category      Three Months Ended        Nine Months Ended
         Net Revenues                April 30,                 April 30,
                                2006         2005         2006         2005
         ------------------   --------     --------     --------     --------
         Equipment Sales      $ 22,906     $ 19,272     $ 69,510     $ 55,080

         Equipment Rental          191          386        1,156        2,297

         Mining Sales              455          205        1,193          480

         Product Support         6,358        6,036       19,110       17,710
                              --------     --------     --------     --------

         Total                $ 29,910     $ 25,899     $ 90,969     $ 75,567
                              ========     ========     ========     ========

Business product category       Three Months Ended        Nine Months Ended
         Gross Margins               April 30,                April 30,
                                2006         2005         2006         2005
         ------------------   --------     --------     --------     --------
         Equipment Sales      $  1,731     $  1,372     $  5,788     $  4,600

         Equipment Rental          (51)         (18)          98          269

         Mining Sales              (55)         117          211           94

         Product Support         1,207        1,064        3,803        3,099
                              --------     --------     --------     --------

         Total                $  2,832     $  2,535     $  9,900     $  8,062
                              ========     ========     ========     ========

10.      SEGMENT INFORMATION

Summarized financial information concerning our reportable segments is shown in the following tables (`000's).

                                                                Western Power &   Arizona Pacific
                                                                Equipment Corp     Materials, LLC         Total
                                                                   --------           --------           --------
         For the Three Months Ended April 30, 2006
         Revenue from continuing operations                        $ 29,455           $    455           $ 29,910
                                                                   ========           ========           ========
         Operating income (loss) from continuing operations        $    527           $   (462)          $     65
                                                                   ========           ========           ========
         Net loss                                                  $   (578)          $   (611)          $ (1,189)
                                                                   ========           ========           ========
         Capital expenditures                                      $     27           $     73           $    100
                                                                   ========           ========           ========
         Total identifiable assets at April 30, 2006               $ 52,083           $  5,328           $ 57,411
                                                                   ========           ========           ========

         For the Three Months Ended April 30, 2005
         Revenue from continuing operations                        $ 25,694           $    205           $ 25,899
                                                                   ========           ========           ========
         Operating income (loss) from continuing operations        $    701           $   (295)          $    406
                                                                   ========           ========           ========
         Net income (loss)                                         $    162           $   (297)          $   (135)
                                                                   ========           ========           ========
         Capital expenditures                                      $  1,027           $    214           $  1,241
                                                                   ========           ========           ========

         For the Nine Months Ended April 30, 2006
         Revenue from continuing operations                        $ 89,776           $  1,193           $ 90,969
                                                                   ========           ========           ========
         Operating income (loss) from continuing operations        $  2,902           $ (1,279)          $  1,623
                                                                   ========           ========           ========
         Net loss                                                  $   (719)          $ (1,437)          $ (2,156)
                                                                   ========           ========           ========
         Capital expenditures                                      $  1,196           $    433           $  1,629
                                                                   ========           ========           ========


         For the Nine Months Ended April 30, 2005
         Revenue from continuing operations                        $ 75,087         $    480         $ 75,567
                                                                   ========         ========         ========
         Operating income (loss) from continuing operations        $  2,424         $   (720)        $  1,704
                                                                   ========         ========         ========
         Net income (loss)                                         $  1,222         $   (721)        $    501
                                                                   ========         ========         ========
         Capital expenditures                                      $  3,395         $    491         $  3,886
                                                                   ========         ========         ========

11.      CONCENTRATION OF CREDIT RISK

Approximately 52% of our net sales for the nine months ended April 30, 2006 resulted from sales, rental, and servicing of products manufactured by Case. That compares with a figure of 50% for the nine-month period ended April 3, 2005.

12.      DISCONTINUED OPERATIONS

We classify closed or sold branch locations in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when we will not have any significant continuing involvement in the operation of the branch after disposal. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, we report net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Certain corporate level charges, such as general office expenses and interest expense are not allocated to discontinued operations because we believe that these expenses are not specific to the branch location's operations.

We sold our Spokane and Clarkston, Washington locations in March 2006 for a total sales price of $2,871. Included in the sale was inventory with a cost of $2,455. We also sold fixed assets with an original cost of $662 (net book value of $150) resulting in a gain of $251. Total sales for these locations were $2,939 and $8,377 for the three and nine months ending April 30, 2006, respectively. Total sales for these locations were $2,733 and $7,650 for the three and nine months ending April 30, 2005, respectively.

We sold our Hayward, California location in February 2005 for a total sales price of $321. We sold fixed assets with an original cost of $476 (net book value of $44) resulting in a gain of $277. Total sales for this location were $45 and $2,545 for the three and nine months ending April 30, 2005, respectively.

13.      EQUITY TRANSACTIONS

In February 2006, we issued 950,000 shares of previously unissued common stock at a price of $1.80 per share or $1,710,000. In May of 2006, warrants to purchase 100,000 common shares were exercised with an exercise price of $0.55 per share or $55,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources (MD&A) is designed to provide a reader of the financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but not yet effective. Our MD&A is presented in six sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, New Accounting Pronouncements and General Economic Conditions. We believe it is useful to read our MD&A in conjunction with our Annual Repost on Form 10-K for the fiscal year ended July 31, 2005, as well as Forms 10-Q filed previously by the Company. Amounts are stated in `thousands of dollars' unless otherwise stated.

Section 27A of the Securities Act of 1933, as amended, and Section 21E if the Securities Act of 1934, as amended (Exchange Act), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "believe", "expect", "anticipate", plan, "estimate", "intend" and "potential". The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements.

Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of our restructuring and cost reduction plans; the success of our equipment rental business; rental industry conditions and competitors; competitive pricing; our relationship with its suppliers; relations with our employees; our ability to manage its operating costs; the continued availability of financing; our ability to refinance/restructure its existing debt; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions. Any forward-looking statements should be considered in light of these factors.

OVERVIEW

Western Power & Equipment Corp., a Delaware corporation, (the "Company", "us", "we" or "our"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers and operate a mining company in Arizona. We believe, based upon the number of locations owned and operated, that it is one of the largest independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

We maintain two distinct segments which include Western Power & Equipment Corp., the equipment dealership and Arizona Pacific Materials, LLC, a mining operation.

We operate out of facilities located in the states of Washington, Oregon, Nevada, California, and Alaska for our equipment dealership. Our revenue sources are generated from equipment (new and used) sales, parts sales, equipment service, and equipment rental. The equipment is distributed to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire year. Our revenue and earnings are typically greater in the first and fourth quarters of the year, which include early spring through late fall seasons.

Our strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, we had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past few years, we have concentrated on consolidating or closing certain of our stores to improve operating efficiency and profitability.

In February 2005, we sold our Hayward, California branch which resulted in a $277 gain from the sale of discontinued operations. In October 2005, we closed our Santa Rosa branch and moved most of the operating assets to our Sacramento branch. In March of 2006, we sold our Spokane and Clarkston, Washington branches resulting in a $251 gain from sale of discontinued operations.

Arizona Pacific Materials, LLC, a wholly owned subsidiary purchased in September 2004, operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant increases in construction in the Phoenix area and especially in Pinal County where the mining operation is located. Although the level of construction starts in the Phoenix area has slowed in the last year, the area is still listed in the top 5 growth areas in the United States. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized.

RESULTS OF OPERATIONS

Consolidated results
--------------------

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):

                                      Three Months   Three Months                   Nine Months    Nine Months
                                         Ended          Ended                          Ended          Ended
Consolidated (in 000's)                 April 30,      April 30,      Increase        April 30,      April 30,      Increase
                                          2006           2005        (Decrease)         2006           2005        (Decrease)
                                       ----------     ----------     ----------      ----------     ----------     ----------
Revenue from continuing
operations                             $   29,910     $   25,899     $    4,011      $   90,969     $   75,567     $   15,402

Gross profit from continuing
operations                             $    2,832     $    2,535     $      297      $    9,900     $    8,062     $    1,838

SG&A from continuing
operations                             $    2,767     $    2,129     $      638      $    8,277     $    6,358     $    1,919

Operating income from
continuing operations                  $       65     $      406     $     (341)     $    1,623     $    1,704     $      (81)

EBITDA (1)                             $    1,139     $    1,592     $     (453)     $    6,435     $    6,232     $      203

         (1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income (including discontinued operations) plus interest, taxes, depreciation and amortization.

The Three Months and Nine Months ended April 30, 2006 compared to the Three and
-------------------------------------------------------------------------------
Nine Months ended April 30, 2005.
---------------------------------

REVENUES

Revenues from continuing operations for the three-month period ended April 30, 2006 increased by $4,011 or 15.5% over the comparative three-month period ended April 30, 2005. For the three-month period ended April 30, 2006 equipment sales accounted for $3,634 of this increase. The equipment market continues to remain strong in all our markets with sales up over the prior year in all our branch locations. With the increase in equipment sales there has been a decrease in rental revenue, as customers currently prefer purchasing rather than renting. Mining sales from our subsidiary, Arizona Pacific Materials, LLC (APM), increased $250 or 121.8% over the prior year's comparative three month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix.

Revenues from continuing operations for the nine-month period ended April 30, 2006 increased by $15,402 or 20.4% for the nine-month period ended April 30, 2005. Equipment sales increased by $14,430 or 26.2%. All branch locations have shown significant increases this year, illustrating the continuing improvements in economic conditions over the past few years on the west coast of the United States. Loader backhoes and excavators, which exhibit higher prices, accounted for $5,754 of the equipment sales increase. With the increase in equipment sales over the past several years, we have experienced a decline in our rental revenues, $1,156 for the nine-month period ending April 30, 2006 compared to $2,297 for the comparative period ending April 30, 2005. The construction industry is affected by many economic conditions of which interest rates have a significant impact. We anticipate interest rates to rise and therefore are continue to analyze the need to increase our rental fleet to provide additional product, as customers alter their "buy versus rent" decisions. Mining sales for the nine-month period ended April 30, 2006 increased by $713 or 148.4% over the nine-month period ending April 30, 2005. The increase is a result of continued high level of construction activity in the Phoenix area and for which APM now is participating at a higher level. We are currently in the process of acquiring more processing equipment, which we believe will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce.

GROSS MARGIN

The Company's gross profit margin of 9.5% for the three-month period ended April 30, 2006 was slightly lower than the prior year's comparative period margin of 9.8%. Equipment sales, which typically maintain lower margins, accounted for a significant proportion of our sales increase causing the decline in overall product margins. However, higher product support sales and its related higher margin levels, helped offset the lower margins caused by the significant increase in equipment sales for the quarter.

The Company's gross profit margin of 10.9% for the nine-month period ended April 30, 2006 was slightly higher than the prior year's comparative period of 10.7%. Product support's contribution to gross margin increased by $852 for the nine-month period over the prior years comparative period. This increase has contributed to overall margins in offsetting the impact of higher equipment sales, which typically exhibit lower margin percentages. Increased sales volumes from our subsidiary, Arizona Pacific Materials (APM), have also helped offset more of the fixed costs of production and contributed to overall gross margin. With the anticipated increases in production capacity generated by new processing equipment, we expect larger contributions to gross margin by APM in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended April 30, 2006, selling, general, and administrative ("SG&A") expenses from continuing operations as a percentage of net revenue from continuing operations were 9.3% compared to 8.2% for the prior year's comparative third quarter. The increase in SG&A is partly associated with higher administrative expenses related to our higher level of sales activity. The increase from the prior year's comparative period also reflects the impact of the increased business activities and production levels at our mining subsidiary, APM.

For the nine-month period ended April 30, 2006, SG&A expenses from continuing operations as a percentage of revenues from continuing operations were 9.1% compared to 8.4% for the prior year's comparative period. The increase in SG&A is associated with the higher administrative expenses related to our higher level of sales activity. The increase from the prior year's comparative period reflects the impact higher production related support expenses of the increased business activities at our mining subsidiary.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the three months ended April 30, 2006 decreased by $341 compared to the three months ended April 30, 2005, again reflecting the increased costs related to continued ramping up of production activities of our mining operation in the third quarter of fiscal year 2006. The acquisition of additional processing equipment, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce and contribute to overall income from operations. The decrease also reflects higher levels of administrative expenses to support the increase in sales for the equipment dealership.

Income from operations for the nine months ended April 30, 2006 decreased by $81 compared to the nine months ended April 30, 2005. Although sales levels for both the equipment dealership and APM are significantly higher than the comparative nine-month period, increased SG&A expenses (particularly at APM) have diminished the impact to income from operations. The acquisition of additional processing equipment at APM, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce and contribute to overall income from operations on a consolidated basis. We have and will continue to monitor our SG&A expenses to maximize the near future benefit of the current strong economic conditions in the equipment and mining markets.

INTEREST EXPENSE

Interest expense for the three months ended April 30, 2006 of $1,352 was up from $696 in the prior year comparative period. This increase from the prior year's comparative period is the result of approximately 4% higher interest rate related to convertible debt versus the interest rate associated with the line of credit with GE in existence as of April 30, 2005. As of April 30, 2006, interest bearing debt totaled $44,386 compared to $47,298 as of April 30, 2005 with the primary difference in the nature of the debt related to a transition from a line of credit in fiscal year 2005 to convertible debt in fiscal year 2006 requiring monthly principal payments beginning in January 2006. In addition, $242 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) and $91 in debt issuance costs were amortized during the three months ending April 30, 2006. No such charges were required during the three months ending April 30, 2005.

Interest expense for the nine months ended April 30, 2006 of $4,283 was up from $2,036 in the prior year comparative period. This increase from the prior year's comparative period is the result of approximately 3% higher interest rate related to convertible debt versus the interest rate associated with the line of credit with GE in existence as of April 30, 2005. As of April 30, 2006, interest bearing debt totaled $44,386 compared to $47,298 as of April 30, 2005 with the primary difference in the nature of the debt related to a transition from a $26,155 line of credit in fiscal year 2005 to a $30,000 convertible debt (and $2,000 bridge loan) in June 2005 requiring monthly principal payments beginning in January 2006. The bridge loan was paid in December of 2005. In addition, $787 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) and $341 in debt issuance costs were amortized during the six months ending April 30, 2006. No such charges were required during the nine months ending April 30, 2005.

We had a net loss from continuing operations for the quarter ended April 30, 2006 of $1,392 compared with a net loss of $247 for the prior year's comparative quarter. The change is primarily related to additional interest costs, warrant and debt issuance costs as discussed above.

We had a net loss from continuing operations for the nine months ended April 30, 2006 of $2,767 compared with a net loss of $244 for the prior year's comparative period. The change is primarily related to additional interest costs, warrant and debt issuance costs as discussed above.

Discontinued Operations
-----------------------

The following table presents unaudited selected financial data for the discontinued operations (1) of our business (in thousands of dollars):

                                                 Three Months   Three Months    Nine Months     Nine Months
                                                    Ended          Ended          Ended           Ended
                                                   April 30,      April 30,      April 30,       April 30,
                                                     2006           2005           2006            2005
                                                  ----------     ----------     ----------      ----------
Revenue from discontinued
operations                                        $    2,939      $    2,779     $    8,377     $   10,195

Gross Profit from discontinued
operations                                        $       21      $      653     $      677     $    1,452

SG&A from discontinued
Operations                                        $       70      $      541     $      318     $      984

Operating income from discontinued
operations                                        $      (48)     $      112     $      360     $      468

Gain on sale of discontinued
operations                                        $      251            --       $      251     $      277

         (1) In February 2005, we sold our Hayward, California location, in October 2005, closed our Santa Rosa, California location and in March 2006, we sold our Spokane and Clarkston, Washington locations. All four locations are included in the above table for the three and nine month periods ending April 30, 2006 and April 30, 2005.

We classify closed or sold branch locations in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when we will not have any significant continuing involvement in the operation of the branch after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open branch locations and estimates of sales migration from the closed or sold branch to any branch locations remaining open. The estimated sales migration is primarily based on our continued level of involvement as a Case dealer once the branch location is sold or closed and whether there is continued active solicitation of sales in that market. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, we report net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Certain corporate level charges, such as general office expenses and interest expense are not allocated to discontinued operations because we believe that these expenses are not specific to the branch location's operations.

Our strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, we had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past few years, we have concentrated on consolidating or closing certain of our store locations to improve operating efficiency and profitability. The locations that have been sold or closed in the past few years represent locations that we believe were more difficult markets to maintain in comparison to other locations within our organization. We believe that focusing our efforts and capital resources on more profitable locations will result in overall long-term benefits to the Company.

LIQUITY AND CAPITAL RESOURCES

On a consolidated basis, our primary needs for liquidity and capital resources are related to the acquisition of inventory for sale and our rental fleet. Our primary source of internal liquidity has been from its operations. As more fully described below, our primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to us by the manufacturers of the products we sell as well as the credit facility or long-term convertible debt more fully described below.

Under inventory floor planning arrangements, the manufacturers of products provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At April 30, 2006, the Company was indebted under manufacturer provided floor plan arrangements in the aggregate amount of $16,445.

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also have the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of April 30, 2006 is $21,122 (net of discount of $3,209) of which $5,686 (net of discount of $981) is short term. See Footnote 7 of the consolidated financial statements.

CASH FLOW FROM OPERATING ACTIVITIES

During the nine months ended April 30, 2006 we had positive cash flows from operating activities from continuing operations of $10,696. Our cash flow from operating activities from continuing operations consisted primarily of a reduction of accounts receivable of $2,225, depreciation of $4,258 and a decrease in inventories of $6,475. The decrease in inventories supported the increased level of sales volume in an effort to generate additional cash flow and included $2,455 related to the sale of our Spokane and Clarkston, Washington locations. Accounts receivable monitoring and collections have seen an increased focus over the past year with the need to make payments to convertible debt, which replaced the revolving line of credit maintained in prior years. Additional credit personnel have been added to our staff to accomplish this goal. We also continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. The fixed assets related to the sale of our Spokane and Clarkston, Washington locations were sold for a gross sales price of $401 resulting in a gain on sale of fixed assets of $251. Over the past few years, we have focused less on our rental fleet inventory levels (allowing inventory levels to decline), as equipment sales levels have been strong. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We paid down our floor plan financing by $8,112 during the nine-month period ending April 30, 2006 (which included $1,451 related to the sale of our Spokane and Clarkston, Washington locations), made payments of $5,669 on the convertible debt and borrowed $1,896 under long term notes payable. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales. The need for future capital resources relates primarily to our obligation to make monthly payments on our convertible debt as outlined in Footnote 7 of the consolidated financial statements. We are actively exploring avenues that will generate longer-term capital sources, including the generation of equity capital. We also continue to analyze each branch location and its market to assess the demand each location places on our financing activities and the contribution each location will make to the overall profitability of the Company as a result of these financing needs.

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $674,000 as of April 30, 2006. Management believes the current cash level and anticipated available cash flow is sufficient to support our operations during the next twelve months.

OTHER

As of April 30, 2006, the Company had outstanding convertible instruments, options and warrants convertible into 27,553,386 shares of common stock, which would be dilutive to earnings per share.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are principally lease arrangements associated with the retail stores and the corporate office.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date for a company is the first annual reporting period beginning August 1, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. We adopted this accounting pronouncement during the current fiscal year. Upon adoption there was no impact on the consolidated financial statements. All outstanding stock options were fully vested as of July 31, 2005

In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after

December 15, 2005. Management does not believe this pronouncement will have a material impact on our consolidated financial statements.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material impact on our consolidated financial position or results of operations.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. Management does not believe this pronouncement will have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues (EIFT Issue No. 05-7 and 05-8) are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on our consolidated financial statements.

GENERAL ECONOMIC CONDITIONS

Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment is characterized by long order cycles, high-ticket prices, and the related exposure to "flooring" interest. Our interest expense may increase if inventory is too high or interest rates rise. We manage our inventory through Company-wide information and inventory sharing systems wherein all locations have access to the Company's entire inventory. In addition, we closely monitor inventory turnover by product categories and we place equipment orders based upon targeted turn ratios.

All of the products and services we provide are either capital equipment or included in capital equipment, which are used in the construction, industrial, and agricultural sectors. Accordingly, our sales are affected by inflation or increased interest rates, which tend to hold down new construction, and consequently adversely affect demand for the equipment sold and rented by us. In addition, although agricultural equipment sales are less than 2% of our total revenues, factors adversely affecting the farming and commodity markets also can adversely affect our agricultural equipment related business.

Our business can also be affected by general economic conditions in its geographic markets as well as general national and global economic conditions that affect the construction, industrial, and agricultural sectors. Further erosion in North American and/or other countries' economies could adversely affect our business.

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 48% of our net sales for the nine months ended April 30, 2006 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 50% for the nine-month period ended April 30, 2005. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the nine months ended April 30, 2006. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

The generally soft economic conditions in the equipment market, particularly in the northwest, have contributed to a decline in equipment sales in prior years. A further softening in the industry could severely affect our sales and profitability. Market specific factors could also adversely affect one or more of our target markets and/or products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At April 30, 2006, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $40.5 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.4 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         ITEM 1A.  RISK FACTORS
                   ------------
                        None.

         ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                   -----------------------------------------------------------
                        On February 15, 2006, the Company sold 950,000 shares of its unregistered common stock for $1,776,500. We utilized all of such proceeds to repay a portion of our convertible debenture. The shares were subsequently registered with an S-1 filed on May 5, 2006 with the Securities Exchange Commission.

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                   -------------------------------
                        None.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------
                        None.

         ITEM 5.   OTHER INFORMATION
                   -----------------
                        None.

         ITEM 6.   EXHIBITS
                   --------
                   Exhibit 31.1, 31.2    Rule 13a-14(a)/15d-14(a) Certification
                   Exhibit 32.1          Certification by the Chief Executive
                                         Officer Relating to a Periodic Report
                                         Containing Financial Statements. *
                   Exhibit 32.2          Certification by the Chief Financial
                                         Officer Relating to a Periodic Report
                                         Containing Financial Statements. *

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

June 14, 2006

                   By: /s/Mark J. Wright
                      -------------------------------------
                      Mark J. Wright
                      Vice President of Finance and
                      Chief Financial Officer