Form 10-K
period 2006-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2006-10-30
CIK 939729

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



FOR THE FISCAL YEAR ENDED JULY 31, 2006           COMMISSION FILE NUMBER 0-26230
                                                                         -------



                         WESTERN POWER & EQUIPMENT CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                          91-1688446
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                Number)


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

     As of October 15, 2006: (a) 11,730,000 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 4,953,162 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $3,467,213 based on the closing sale price of $0.70 per share on October 15, 2006.

================================================================================

                                     PART I


ITEM 1.   BUSINESS
          --------
GENERAL

Western Power & Equipment Corp., a Delaware corporation (the "Company"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. We believe, based upon the number of locations owned and operated, that we are one of the largest independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

We operate out of facilities located in the states of Washington, Oregon, Nevada, California, and Alaska. The equipment, we distribute, is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects.

Our strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at its existing locations. In such connection, we have sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past few years, we have concentrated on consolidating or closing certain of our stores to improve operating efficiency and profitability. See "Business Strategy."

Arizona Pacific Materials, LLC, a wholly owned subsidiary, operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

HISTORY AND ACQUISITIONS

Western Power & Equipment Corp commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. We became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI held 12.0 percent of the outstanding shares of the Company as of July 31, 2005. During fiscal year 2006, AUGI sold all its stock to third party investors.

In September 2004, we purchased Arizona Pacific Materials, LLC, which operates two surface mines producing cinder aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

As of September 30, 2006, we operate 11 equipment dealership locations.

BUSINESS STRATEGY

Our strategy is to streamline our operations and close or consolidate stores and to increase efficiency and profitability as well as look for opportunities in diversification. We are concentrating our efforts on reducing costs and increasing sales and margins so that all of our operations can be profitable. We have selectively pared down our product offerings to reduce inventory carrying costs and to improve turnover in the remaining product lines that we offer.

Our business strategy includes efforts to expand sales at our existing locations. We will continue to seek to improve our product line and generate incremental sales increases by adding equipment and parts produced by manufacturers other than Case, where appropriate. We will also seek to increase sales of parts and service--both of which have considerably higher margins than equipment sales.

Our business strategy had previously focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at our existing locations. We reduced our acquisition activity in recent years due to market conditions. As market conditions improve and opportunities arise, we consider new strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, in the future we may open new retail outlets or make strategic acquisitions in related areas, as opportunities and conditions permit. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet is opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

In September 2004, we purchased Arizona Pacific Materials, LLC, which operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets. The business strategy of this segment of the Company is to focus on developing contracts for production of cinder and basalt for contractors in the Phoenix and Flagstaff areas, which have shown significant growth in the past few years.

PRODUCTS

Case Construction Equipment.
----------------------------

The construction equipment (the "equipment") we sell, rent, and service, generally consists of: backhoes (used to dig large, wide and deep trenches); excavators (used to dig deeply for the construction of foundations, basements, and other projects); log loaders (used to cut, process and load logs); crawler dozers (bulldozers used for earth moving, leveling and shallower digging than excavators); wheel loaders (used for loading trucks and other carriers with excavated dirt, gravel and rock); roller compactors (used to compact roads and other surfaces); trenchers (a smaller machine that digs trenches for sewer lines, electrical power and other utility pipes and wires); forklifts (used to load and unload pallets of materials); and skid steer loaders (smaller version of a wheel loader, used to load and transport small quantities of material--e.g., dirt and rocks-- around a job site). Selling prices for these units range from $15,000 to $350,000 per piece of equipment.

Under the terms of standard Case dealer agreements, we are an authorized Case dealer for sales of equipment and related parts and services at locations in Oregon, Washington, Nevada, northern California, and Alaska (the "Territory"). The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by the Company on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, we do not believe that Case would terminate its dealer agreements without good cause.

The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for our agreement to act as dealer, Case supplies us equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Company's sales of Case products, and access to Case floor plan financing for equipment purchases. Such floor planning arrangement currently provides us with interest free credit terms on new equipment purchases ranging from one to six months, depending upon the type of equipment floored, after which interest commences to accrue monthly at an annual rate equal to 2% over the prime rate of interest. The invoice price of each item of equipment is payable at the earlier of the time we sell it or six months after the date of shipment to us by Case.

Other Products.
---------------

Although the principal products we sell, rent, and service are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 48% and 51% of the Company's net sales for fiscal year 2006 and fiscal 2005, respectively, resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers, other than Case, represented by us offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

Our business is divided into four general categories of activity: (i) equipment sales, (ii) equipment rentals, (iii) product support through our distribution centers and (iv) mining products produced by our mining subsidiary, Arizona Pacific Materials, LLC.

Equipment Sales.
----------------

At each of our distribution outlets, we maintain a fleet of various new and used equipment for sale. The equipment purchased for each outlet is selected by our marketing staff based upon the types of customers in the geographical areas surrounding each outlet, historical purchases as well as anticipated trends.

We provide only the standard manufacturer's limited warranty for new equipment, generally a one-year parts and service repair warranty. Customers can purchase extended warranty contracts.

We sell used equipment that has been reconditioned in our own service shops. We generally obtain such used equipment as "trade-ins" from customers who purchase new items of equipment and from equipment previously rented and not purchased. Unlike new equipment, our used equipment is generally sold "as is" and without a warranty.

Equipment Rental.
-----------------

We maintain a separate fleet of equipment that we hold for rental. Such equipment is generally held in the rental fleet for 12 to 36 months and then sold as used equipment with appropriate discounts reflecting prior rental usage. As rental equipment is taken out of the rental fleet, we add new equipment to our rental fleet as needed. The rental charges vary, with different rates for different types of equipment rented. In October 1998, we opened our first rental-only store, located in the Seattle, Washington area, under the name Western Power Rents. This store was consolidated with our Auburn, Washington store in August 2000. Rentals are 1% and 3% of revenue in fiscal year 2006 and fiscal year 2005, respectively. See "Sales and Marketing" below.

Product Support.
----------------

We operate a service center and yard at each retail distribution outlet for the repair and storage of equipment. Both warranty and non-warranty service work is performed, with the cost of warranty work being reimbursed by the manufacturer following the receipt of invoices from us. We employ approximately 75 manufacturer-trained service technicians who perform equipment repair, preparation for sale, and other servicing activities. Equipment servicing is one of the higher profit margin businesses operated by us. We have expanded this business by hiring additional personnel and developing extended warranty contracts to be purchased by customers for the equipment we sell and service, and independently marketing such contracts to its customers. We service items and types of equipment that include those that are neither sold by us nor manufactured by Case.

We purchase parts for use in our equipment service business, as well as for sale to other customers who are independent service providers of Case Equipment. Generally, parts purchases are made on standard net 30-day terms. We employ one or more persons who take orders from customers for parts purchases at each retail distribution outlet. We provide only the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day replacement guaranty.

Mining
------

Through our wholly owned subsidiary, Arizona Pacific Materials, LLC, we operate two surface mines producing cinder and basalt aggregate to supply material for block manufacturers, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

SALES AND MARKETING

Our customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies and state and municipal authorities. We estimate that we have approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of our total sales in the fiscal year ended July 31, 2006.

For fiscal years 2006, 2005, and 2004, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                                            FY 2006     FY 2005     FY 2004
                                            -------------------------------
                  Equipment Sales              76%         72%         72%
                  Equipment Rental              1%          3%          5%
                  Product Support              22%         24%         23%
                  Mining                        1%          1%          0%
                                            -------------------------------
                                              100%        100%        100%
                                            ===============================

We advertise our products in trade publications and appear at trade shows throughout our territory. We also encourage our salespersons to visit customer sites and offer equipment demonstrations when requested.

Our sales and marketing activities do not result in any significant backlog of orders. Although we accept orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2006 a majority of our sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

We employed approximately 35 equipment salespersons on July 31, 2006. All of our sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each equipment salesperson is assigned a separate territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

On July 31, 2006, we employed one product support salesperson who sells our parts and repair services to customers in assigned territories. We have no independent distributors or non-employee sales representatives.

SUPPLIERS

We purchase our equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during fiscal 2006. While maintaining our commitment to Case to primarily purchase Case equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchase from manufacturers other than Case in the future.

COMPETITION

We compete with distributors of construction, agricultural, and industrial equipment and parts manufactured by companies other than Case on the basis of price, the product support (including technical service) that we provide to our customers, brand name recognition for our products, the accessibility and number of our distribution outlets, and the overall quality of the products that we sell. Our management believes that we are able to effectively compete with distributors of products produced and distributed by such other manufacturers primarily on the basis of overall product quality and the superior product support and other customer services provided by us.

Case's two major competitors in the manufacture of full lines of construction equipment of comparable sizes and quality are Caterpillar Corporation and Deere & Company. In addition, other manufacturers produce specific types of equipment which compete with Case equipment and other equipment distributed by us. These competitors and their product specialties include, but are not limited to, JCB Corporation--backhoes, Kobelco Corporation -- excavators, Dresser Industries -- light and medium duty dozers, Komatsu Corporation -- wheel loaders and crawler dozers, and Bobcat, Inc. -- skid steer loaders.

We are currently the only Case dealer for construction equipment in Alaska, northern Nevada, and in the northern California area (other than Case-owned distribution outlets), and we are one of several Case dealers in Oregon and Washington. However, Case has the right to establish other dealerships in the future in the same territories in which we operate. In order to maintain and improve our competitive position, revenues and profit margins, we plan to increase our sales of products produced by companies other than Case.

ENVIRONMENTAL STANDARDS AND GOVERNMENT REGULATION

Our operations are subject to numerous rules and regulations at the federal, state, and local levels, which are designed to protect the environment and to regulate the discharge of materials into the environment. Based upon current laws and regulations, we believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and the resulting financial liability to us. No assurance can be given that future changes in such laws, regulations, or interpretations thereof, changes in the nature of our operations, or the effects of former occupants' past activities at the various sites at which we operate, will not have an adverse impact on our operations.

We are subject to federal environmental standards because in connection with our operations we handle and dispose of hazardous materials, and discharges sewer water in our equipment rental and servicing operations. Our internal staff is trained to keep appropriate records with respect to our handling of hazardous waste, to establish appropriate on-site storage locations for hazardous waste, and to select regulated carriers to transport and dispose of hazardous waste. Local rules and regulations also exist to govern the discharge of waste water into sewer systems.

EMPLOYEES

As of July 31, 2006, we employed 243 full-time employees. Of that number, 19 are in corporate administration, 21 are involved in administration at the branch locations, 62 are employed in equipment sales and rental, 17 are employed in mining operations, and 124 are employed in product support. As of July 31, 2006, approximately 18 of our service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2010. We believe that our relations with our employees is generally satisfactory.

INSURANCE

We currently have general, product liability, and umbrella insurance policies covering the Company with limits, terms, and conditions which we believe to be consistent with reasonable business practice, although there is no assurance that such coverage will prove to be adequate in the future. An uninsured or partially insured claim, or a claim for which indemnification is not available, could have a material adverse effect upon our business, results of operations, and financial condition.

FORWARD-LOOKING STATEMENTS

Information included above relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of our entry into new markets; the success of our expansion of our equipment rental business; rental industry conditions and competitors; competitive pricing; our relationship with our suppliers; relations with our employees; our ability to manage our operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

ITEM 1A.   RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT OUR PROFITABILITY WILL CONTINUE.

For the fiscal years ended July 31, 2006, 2005, and 2004 we had net income
(loss) of approximately $(3,967,000), $2,490,000, $1,913,000, respectively.
During each of the five fiscal years ended July 31 prior thereto, we had net income of $412,000 during fiscal 2003 and incurred significant net losses of approximately $10,019,000 during fiscal 2002, $7,842,000 during fiscal 2001, $7,198,000 during fiscal 2000 and $1,815,000 during fiscal 1999. As of July 31, 2006, we had an accumulated deficit of $17,474,000. We cannot assure you that we will be able to maintain profitability, or that we will not incur significant losses in the future.

WE HAVE ACQUIRED A SUBSIDIARY THAT HAS EXPERIENCED SIGNIFICANT LOSSES IN PRIOR YEARS.

In September 2004, we purchased Arizona Pacific Materials, LLC (to which we refer as "APM"), which operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets. During the fiscal years ending March 31, 2004 and 2003, APM incurred losses of $1,684,830 and $932,768 respectively. During the fiscal year ending July 31, 2005, APM incurred a loss of $870,030 and for the year ending July 31, 2006 incurred a loss of $1,922,000. APM will require significant capital investment to develop its current operations. We cannot assure you that APM will be able to obtain profitability, or that it will not incur significant losses in the future.

MOST OF THE PRODUCTS THAT WE SELL ARE SUPPLIED TO US BY THIRD-PARTY MANUFACTURERS, A MAJORITY OF WHICH ARE FROM CASE CORPORATION, AND WE MAY EXPERIENCE DELIVERY DELAYS OVER WHICH WE HAVE NO CONTROL.

Most of our products are supplied to us by third parties. From time to time, we experience delays and disruptions in our supply chain. To date, these delays and disruptions have not materially adversely affected our business, but they could do so in the future. Wherever possible, we try to assure ourselves of adequate inventory supply, but we do not always succeed. To the extent that we experience significant supply or quality control problems with our vendors, these problems can have a significant adverse effect on our ability to meet future delivery commitments to our customers.

Currently, Case Corporation provides approximately 52% of our product sales. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply us with products or continue its relationship with us. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

Many of our existing and potential competitors have substantially greater marketing, financial, and service resources than us. In addition, some of our competitors have broader product offerings, placing us at a disadvantage to some of our competitors. In addition, we believe that some of our competitors have obtained and maintained business that loses money - "loss leading" - in order to maintain a competitive advantage with regard to specific customers or products. If our competitors were to use such tactics in the future, we would be unable to maintain our market position without incurring a negative impact on our profitability.

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

IF WE ARE UNABLE TO SUCCESSFULLY CONTROL OUR INVENTORY OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment industry is characterized by long order cycles, high-ticket prices, and the related exposure to "flooring" interest. Our interest expense may increase if inventory is too high or interest rates rise. To be competitive in certain of our target markets, particularly markets for products with long lead time, we will be required to build up inventories of certain products in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess, or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may, therefore, be adversely affected by inventory write-downs from time to time. In periods of general economic slowdown or slowdowns in the construction sector we could be especially affected by such problems.

We manage our inventory through company-wide information and inventory sharing systems whereby all locations have access to our company's entire inventory. In addition, we closely monitor inventory turnover by product categories and place equipment orders based upon targeted turn ratios. In the event that we are unable to successfully manage our inventory, our interest expense and inventory write-downs could increase significantly if inventory is too high, or if our inventory is too low and we cannot meet the demand of our customers our sales may be adversely affected.

OUR SALES MAY BE ADVERSELY AFFECTED BY INFLATION AND INCREASED INTEREST RATES.

All of the products we sell and services we provide are either capital equipment or included in capital equipment, which are used in the construction, agricultural, and industrial sectors. Accordingly, our sales are affected by inflation or increased interest rates, which tend to hold down new construction and consequently adversely affect demand for construction and industrial equipment sold and rented by us. In addition, although agricultural equipment sales constitute less than 2% of our total revenues, factors adversely affecting the farming and commodity markets also can adversely affect our agricultural equipment related business.

A SLOWDOWN IN THE GENERAL ECONOMY COULD ADVERSELY AFFECT OUR SALES.

Our business can be affected by general economic conditions in our geographic markets as well as general national and global economic conditions that affect the construction, agricultural, and industrial sectors. An erosion in North American and/or other countries' economies could adversely affect our business. Market specific factors could also adversely affect one or more of our target markets and/or products.

THE SEASONALITY OF THE CONSTRUCTION BUSINESS MAY AFFECT SALES OF OUR PRODUCTS AND MAY RESULT IN THE FLUCTUATION OF OUR QUARTERLY RESULTS.

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

THE LOSS OF THE SERVICES OF C. DEAN MCLAIN, OUR CHIEF EXECUTIVE OFFICER, COULD SERIOUSLY HARM OUR BUSINESS.

Our future success depends, to a significant extent, on the continued services of our senior management and our ability to retain and motivate our other key employees. Specifically, the loss of the services of C. Dean McLain, our chief executive officer and chairman of our board of directors, would have a material, adverse effect on our business, results of operations and financial condition. We do not currently maintain key-man life insurance on any of our senior management or other key employees.

OUR CHIEF EXECUTIVE OFFICER AND A SIGNIFICANT SHAREHOLDER EACH CONTROL A SIGNIFICANT PORTION OF OUR COMMON STOCK; THEREFORE YOU MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

Our Chief Executive Officer, Mr. McLain, beneficially owns approximately 16.1% of our common stock and The Rubin Family Irrevocable Stock Trust beneficially owns approximately 26.2% of our common stock. Accordingly, our Chief Executive Officer and The Rubin Family Irrevocable Stock Trust will be able to exercise significant influence over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

WE HAVE ENTERED INTO A SECURITY AGREEMENT TO SECURE OUR INDEBTEDNESS TO THE INSTITUTIONAL LENDERS

Virtually all of our assets have been pledged as collateral to secure our indebtedness to the institutional lenders under the Purchase Agreement and other definitive financing documents for the financing provided to us. In the event that we default on payment of our obligations, including but not limited to the making of required payments of principal and interest, our indebtedness could be declared immediately due and payable and, in certain cases, our assets could be foreclosed upon. The aforementioned pledging of the assets and assignments of insurance to secure outstanding indebtedness makes such assets unavailable to secure additional debt financing, which most likely will adversely affect our ability to borrow in the future. In the event that the indebtedness were foreclosed upon, we would likely have to file for bankruptcy protection, in which case the value of our shares of common stock would have no value.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY PART OF THE $30,000,000 OF CONVERTIBLE DEBENTURES WE ISSUED IN JUNE 2005, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

In June 2005, we issued $32,000,000 principal amount of debentures paying interest at the London Interbank Offered Rate ("LIBOR") plus 6%, of which $30,000,000 may be converted into shares of our common stock. $2,000,000 previously owed under the Series B Debentures was fully paid as of November 30, 2005. As of August 2, 2006, $22,663,878 is outstanding under the Series A Debentures, which become due and payable on June 7, 2010, unless earlier prepaid or converted into shares of our common stock. In addition, any event of default as described in the Series A Debentures could require their early repayment, including premia based upon the nature and extent of the default. We cannot predict whether any amount of the Series A Debentures, together with accrued interest, will be converted into shares of our common stock. We may be required to pay the entirety of the $22,663,878, excluding accrued interest, in cash. If we are required to repay the Series A Debentures, we may be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the note holders could commence legal action against us to recover the amounts due which ultimately could require the disposition of some or all of our assets, all of which serve as security for the repayment of the debentures. Any such action would require us to curtail or cease operations. There can be no assurance that we will have the capital or assets necessary to repay the debentures, principal or interest, at the time they become due.

OUR LEVEL OF DEBT WILL REDUCE OUR NET INCOME AND MAY RESTRICT OUR OPERATIONS

As a result of the issuance of the convertible debentures, we have a higher amount of debt than we had before entering into the Purchase Agreement. In addition to the negative effect on net income, our high level of debt could have the following consequences:

     o we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

     o    we may have difficulty satisfying our debt obligations;

     o certain of our indebtedness will be at variable interest rates, which will make us vulnerable to increases in interest rates;

     o we may be less flexible in reacting to changes in our business and the industry in which we operate;

     o a significant portion of our cash flow available from operations could be required to pay principal and interest on our debt, which will reduce the amount of funds that would otherwise be available to fund capital expenditures, invest in new technology and pursue other business opportunities;

     o we will be subject to numerous restrictions in the manner in which we conduct our business in the definitive financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt, sell assets and enter into transactions with affiliates; and

     o we may be placed at a competitive disadvantage compared to our competitors who have less debt.

WE ARE SUBSTANTIALLY LEVERAGED. THIS COULD AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER THE DEBENTURES.

Our substantial outstanding debt has important consequences to you, including the risk that we may not generate sufficient cash flow from operations to pay principal of and interest on our indebtedness, including the debentures, or to invest in our businesses. If we are unable to satisfy our obligations with cash flow from operations and refinancings, we might have to attempt to raise cash to satisfy our obligations through potential sales of assets or equity. Our ability to raise funds by selling either assets or equity depends on a number of factors, including market conditions, restrictions contained in the definitive financing document, including the Purchase Agreement, and other factors. If we are unable to refinance indebtedness or raise funds through sales of assets or equity or otherwise, we may be unable to pay principal of and interest on the debentures.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING THE CONVERTIBLE DEBENTURES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Form 10-K, we have 11,730,000 shares of common stock issued and outstanding and convertible Series A Debentures outstanding, pursuant to a Securities Purchase Agreement dated as of June 8, 2005 entered into with certain institutional lenders (the "Purchase Agreement"), which may, as of the date of this filing, be converted into 12,315,867 shares of common stock at $1.75 per share. Under the Purchase Agreement, we also issued the institutional lenders warrants to purchase an additional 8,500,218 shares of our common stock at $1.75 per share. As of the date of this Form 10-K, the Series A Debentures allow the lenders to receive the interest payable thereon in a maximum of 2,396,150 shares of our common stock. Pursuant to the Purchase Agreement, we had an obligation to register an additional 7,601,508 shares of our common stock. All of these additional 23,212,235 shares may be sold without restriction upon effectiveness of the prior registration statement which was declared effective in April 2006. The sale of a substantial amount of these shares would adversely affect the market price of our common stock.

The institutional lenders were also issued Series C Warrants entitling them to purchase additional Series A Debentures convertible into an additional 3,750,000 shares of our common stock at $2.00 per share and additional Series A Warrants to purchase 1,312,500 shares of our common stock at $1.75 per share, contingent on the issuance of an additional $7,500,000 in convertible debt. Neither the Series C Warrants nor the securities issuable upon exercise of the Series C Warrants were included in the prior registration statement.

ANY SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK COULD ENCOURAGE SHORT SALES BY THE HOLDERS OF THE SERIES A DEBENTURES OR BY OTHERS. SUCH SHORT SALES MAY IN TURN PLACE ADDITIONAL DOWNWARD PRESSURE ON THE MARKET PRICE OF OUR COMMON STOCK.

The Series A Debentures do not contain any restrictions on short selling. Accordingly, any significant downward pressure on the price of our common stock as the holders of the Series A Debentures sell shares of our common stock could encourage short sales by them or others, subject to applicable securities laws. In turn, sales of a substantial number of shares of our common stock by way of short sales could further depress the market price of our stock.

In an ordinary or "uncovered" short sale, a selling stockholder causes his or her executing broker to borrow the shares to be delivered at the completion of the sale from another broker, subject to an agreement to return them upon request, thereby avoiding the need to deliver any shares actually owned by the selling stockholder on the settlement date for the sale. Since the selling stockholder does not own the shares that are sold, the selling stockholder must subsequently purchase an equivalent number of shares in the market to complete or "cover" the transaction. The selling stockholder will realize a profit if the market price of the shares declines after the time of the short sale, but will incur a loss if the market price rises and he or she is forced to buy the replacement shares at a higher price. Accordingly, a declining trend in the market price of our common stock may stimulate short sales.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the convertible debentures, including the conversion of interest earned thereon and the exercise of the warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders with which we entered into the Purchase Agreement may not convert their convertible debentures or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting some of their holdings and subsequently converting the remainder of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

OUR STOCK MAY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL AND MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

The securities markets have experienced significant price and volume fluctuations in the past. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. The decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

MANY OF OUR SHARES OF COMMON STOCK WILL IN THE FUTURE BE AVAILABLE FOR RESALE. ANY SALES OF OUR COMMON STOCK, IF IN SIGNIFICANT AMOUNTS, ARE LIKELY TO DEPRESS THE MARKET PRICE OF OUR SHARES.

There are presently 3,130,576 freely tradable shares of our common stock out of an aggregate of 11,730,000 outstanding shares. Assuming all 23,212,235 shares of common stock, issuable to selling stockholders in previously filed registration statements, were sold, we would have 26,342,811 shares that are freely tradable without the requirement of registration under the Securities Act. Assuming all 26,342,811 shares of common stock issuable to selling stockholders in the prior registration statements are sold, we would have 34,942,235 shares issued and outstanding. We also have 5,030,000 shares of common stock reserved for issuance pursuant to the exercise of presently vested outstanding options and warrants. If all such options and warrants were exercised, we would have 39,972,235 shares of our common stock issued and outstanding. We may in the future register all or a portion of the presently restricted shares of common stock and the shares underlying options and warrants.

The 8,599,424 shares of our common stock issued and outstanding that are currently not freely tradable are "restricted securities" as defined under Rule 144 of the Securities Act. The holders of these shares may only sell their shares, absent registration, in accordance with the provisions of Rule 144. Restricted securities may only be publicly sold pursuant to a registration under the Securities Act, or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act. Rule 144 entitles each person holding restricted securities for a period of one year to sell an amount of shares which does not exceed the greater of 1% of the shares of our common stock outstanding every three months in ordinary brokerage transactions or, assuming the shares of common stock are then traded on Nasdaq, the average weekly trading volume during the four calendar weeks prior to said sale. Any substantial sales pursuant to Rule 144, including the potential sale of our affiliates' shares of our common stock, may have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and time of such financing.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FLUCTUATE.

Our operating results have in the past fluctuated from quarter to quarter and we expect this trend to continue in the future. Our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year-to-year performance is more stable, which it also may not be. As a result, the market price of our common stock could be volatile. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we were to be sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our results of operations.

WE HAVE THE RIGHT TO ISSUE UP TO 10,000,000 SHARES OF "BLANK CHECK" PREFERRED STOCK, WHICH MAY ADVERSELY AFFECT THE VOTING POWER OF THE HOLDERS OF OTHER OF OUR SECURITIES AND MAY DETER HOSTILE TAKEOVERS OR DELAY CHANGES IN MANAGEMENT CONTROL.

We may issue up to 10,000,000 shares of our preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. To date, we have not issued any shares of preferred stock. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

IF OUR COMMON STOCK IS DELISTED FROM THE OTC BULLETIN BOARD, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE SIGNIFICANTLY.

If we are unable to maintain the listing of our common stock on the OTC Bulletin Board, trading, if any, in our common stock would thereafter be conducted in the over-the-counter market on the "pink sheets". If our common stock were moved to the "pink sheets", an investor would find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Additionally, if our common stock is delisted from the OTC Bulletin Board the market price of our common stock could decrease significantly.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by financing agreements or covenants contained in securities that we may issue, such as those contained in the Purchase Agreement and the related definitive financing documents. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2.    PROPERTIES

The following table sets forth information as to each of the properties which the Company owns or leases (all of which are retail sales, rental, service, storage, and repair facilities except as otherwise noted) at July 31, 2006.

                                                   Expiration      Annual           Size/Square              Purchase
Location and Use               Lessor              Date            Rental           Feet                     Options
-----------------              ------              ----            ------           ----                     -------
1745 N.E. Columbia Blvd.       Carlton O. Fisher,  12/31/2010      $84,000(1)       Approx. 4 acres;         No
Portland, Oregon 97211         CNJ Enterprises                                      building 17,622
                                                                                    sq. ft.

1665 Silverton Road, N.E.      LaNoel Elston       07/31/2009      $37,200(1)       Approx. 1 acre;          No
Salem, Oregon 97303            Myers Living Trust                                   building 14,860
                                                                                    sq. ft.

15111 Smokey Point Blvd        Woody & Carol       11/30/2009      $57,650(1)       Approx. 2.1              No
Marysville, Washington 98271   Wells                                                acres; building
                                                                                    13,600 sq. ft.

6407-B  NE 117th Ave           McLain-Rubin        06/30/2016      $98,400          Building 8,627           No
Vancouver, Washington 98662    Realty Company,                                      sq. ft.
(Executive Offices)            LLC (3)

2702 W. Valley Hwy No.         Avalon Island LLC   11/30/2015      $204,000(1)      Approx. 8 acres;         No
Auburn, Washington 98001                                                            building 33,000
                                                                                    sq. ft.

500 Prospect Lane              Owned               N/A             N/A              Approx. 1.5              N/A
Moxee, Washington 98936                                                             acres; building
(Subleased to 3rd Party)                                                            4,320 sq. ft.

1455 Glendale Ave.             McLain-Rubin        09/30/2007      $276,000(2)      Approx. 5 acres;         No
Sparks, Nevada 89431           Realty Company,                                      building 22,475
                               LLC (3)                                              sq. ft.

1751 Bell Avenue               McLain-Rubin        09/30/2007      $228,000(2)      Approx. 8 acres;         No
Sacramento, California 95838   Realty Company,                                      building 35,940
                               LLC (3)                                              sq. ft.

8271 Commonwealth Avenue       M.E. Robinson &     03/31/2007      $97,536          N/A                      No
Buena Park, CA 90621-2537      Lois Robinson

2535 Ellis Street              Hart Enterprises    Monthly         $33,600          Approx. 2 acres;         Yes
Redding, California 96001                                                           building 6,200
                                                                                    sq. ft.

1041 S Pershing Ave            Raymond             03/14/2011      $50,758          Approx. .5 acres;        Yes
Stockton, CA   95206           Investment Corp                                      building 1,794
                                                                                    sq. ft.

2020 E. Third Avenue           ROM Holdings        11/30/2014      $108,000         Approx. 4 acres;         No
Anchorage, Alaska 99501                                                             building 15,650
                                                                                    sq. ft.

3511 International Street      Ed Maynard          11/30/2009      $78,000          Approx. 1.5              No
Fairbanks, Alaska 99701                                                             acres; building
                                                                                    8,500 sq. ft.

                                                   Expiration      Annual           Size/Square              Purchase
Location and Use               Lessor              Date            Rental           Feet                     Options
-----------------              ------              ----            ------           ----                     -------
9390 E Hiller Rd               Owned               N/A             N/A              Approx. 74 acres         N/A
Phoenix, AZ  85232

                               State of Arizona(5) 10/20/07        $3,200           Approx. 80 acres         No


4999 E Empire  Unit A          Sister's Cinders    11/30/07        Based upon       Approx. 800 acres        No
Flagstaff, AZ  86004                                               minerals sold,
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

================================================================================


Our operating facilities as of July 31, 2006 were separated into 1) five "hub" outlets and six "sub-stores" and 2) one subsidiary with two locations. In addition, we maintain our headquarters operation in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn, Washington; Portland, Oregon; Sparks, Nevada; Sacramento, California; and Anchorage, Alaska; and the sub-stores are the smaller facilities located in Marysville, Washington; Salem, Oregon; Stockton, and Redding, California; and Fairbanks, Alaska. The subsidiary (Arizona Pacific Materials, LLC) maintains locations in Florence and Flagstaff, Arizona.

All of the leased and owned facilities used by us are believed to be adequate in all material respects for the needs of the our current and anticipated business operations.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

We are involved in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance or, otherwise, we have recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on our business, results of operations, and financial condition.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

Our stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2006 and July 31, 2005 were as follows:

           Fiscal 2006                                                    High        Low
           -----------                                                  -------     -------
           1ST QUARTER - August 1, 2005 through October 31, 2005        $  2.00     $  1.70

           2ND QUARTER - November 1, 2005 through January 31, 2006      $  1.95     $  1.55

           3RD QUARTER - February 1, 2006 through April 30, 2006        $  1.90     $  1.30

           4TH QUARTER - May 1, 2006 through July 31, 2006              $  1.75     $  1.15

           Fiscal 2005
           -----------
           1ST QUARTER - August 1, 2004 through October 31, 2004        $  0.91     $  0.52

           2ND QUARTER - November 1, 2004 through January 31, 2005      $  1.95     $  1.01

           3RD QUARTER - February 1, 2005 through April 30, 2005        $  1.52     $  0.96

           4TH QUARTER - May 1, 2005 through July 31, 2005              $  1.85     $  1.20

The number of shareholders of record of the Company's Common Stock on July 31, 2006 was 473 and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 850 holders.

           Dividend Policy
           ---------------

We have never paid cash dividends on our Common Stock and we do not anticipate that we will pay cash dividends or alter our dividend policy in the foreseeable future. The payment of dividends by the Company on its Common Stock will depend on our earnings and financial condition, and such other factors as our Board of Directors may consider relevant. We currently intend to retain our earnings to assist in financing the development of our business.

           Equity Compensation Plan Information
           ------------------------------------

-----------------------------   -----------------------   --------------------   -------------------------
Plan category                   Number of Securities to   Weighted -average      Number of securities
                                be issued upon exercise   exercise price of      remaining available for
                                of outstanding options,   outstanding options,   future issuance under
                                warrants and rights       warrants and rights    equity compensation plans
                                                                                 (excluding securities
                                                                                 reflected in column (a))
-----------------------------   -----------------------   --------------------   -------------------------
Equity compensation plans
approved by security holders          1,880,000                  $.50                   5,100,000
-----------------------------   -----------------------   --------------------   -------------------------
Equity compensation plans not
approved by security holders             --                       --                        --
-----------------------------   -----------------------   --------------------   -------------------------

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

The following selected financial data have been derived from the audited financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
(CONTINUING OPERATIONS)

                                                                    Fiscal Year Ended July 31,
                                                                    --------------------------
                                                2006            2005            2004            2003            2002
-----------------------------------------------------------------------------------------------------------------------
Net sales                                    $  123,007      $  101,979      $  100,487      $   88,406      $   89,641
Gross profit                                 $   13,337      $   12,229      $   12,292      $   11,624      $    5,849
    (% of sales)                                   10.8            12.0            12.2            13.1             6.5
Selling, general and administrative          $   12,100      $    9,402      $    8,297      $    8,558           9,561
    (% of sales)                                    9.1             9.2             8.3             9.6            10.7
Income (loss) before income taxes            $   (4,521)     $     (401)     $    1,381      $      (45)     $  (11,247)
    (% of sales)                                   (3.7)             --             1.3              --           (12.5)
Tax rate (%)                                       (1.2)         (140.0)            2.4            10.4             0.5

Income (loss) from continuing
    operations                               $   (4,577)     $    1,051      $    1,333      $      (93)     $  (11,295)

Basic earnings per share:
Net (loss) income per basic common
share - continuing operations                $    (0.43)     $     0.10      $     0.13      $    (0.02)     $    (2.82)
                                             ==========      ==========      ==========      ==========      ==========

Net (loss) income per dilutive common
share - continuing operations                $    (0.43)     $     0.04      $     0.13      $    (0.08)     $    (2.82)
                                             ==========      ==========      ==========      ==========      ==========

Shares used in basic earnings per
    share calculations                           10,632          10,141          10,130           5,336           4,003

Shares used in dilutive earnings per
    share calculations                           10,632          26,269          10,130           5,336           4,003


Working capital surplus (deficit)            $   10,570      $   15,769      $  (16,578)     $  (21,878)     $  (29,471)
Long-term debt (including capital leases
   and deferred lease income)                $   16,611      $   25,437      $      902      $      880      $      928
Stockholders' equity (deficit)               $    5,124      $    6,500      $      102      $   (1,811)     $   (3,136)
Total assets                                 $   64,603      $   71,637      $   55,024      $   54,466      $   59,576

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources (MD&A) is designed to provide a reader of the financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but not yet effective. Our MD&A is presented in six sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, New Accounting Pronouncements and General Economic Conditions. We believe it is useful to read our MD&A in conjunction with our annual report on Form 10-K for the fiscal year ended July 31, 2006 enclosed herein and with Forms 10-Q filed previously by the Company. Amounts are stated in 'thousands of dollars' unless otherwise stated. Certain amounts in the 2006, 2005 and 2004 discussions have been reclassified to conform with the 2006 presentation which includes continuing and discontinued operations. These reclassifications had no impact on net income or cash flows as previously reported.

Section 27A of the Securities Act of 1933, as amended, and Section 21E if the Securities Act of 1934, as amended (Exchange Act), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "believe", "expect", "anticipate", plan, "estimate", "intend" and "potential". The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Information included herein relating to projected growth and future results and events constitutes forward-looking statements.

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

OVERVIEW

Western Power & Equipment Corp., a Delaware corporation, (the "Company", "us", "we" or "our"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. We also operate a mining company in Arizona. We believe, based upon the number of locations owned and operated, that we are one of the largest independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

We maintain two distinct segments which include Western Power & Equipment Corp., an equipment dealership and Arizona Pacific Materials, LLC, a mining operation.

We operate out of facilities located in the states of Washington, Oregon, Nevada, California, and Alaska for our equipment dealership. Our revenue sources are generated from equipment (new and used) sales, parts sales, equipment service, and equipment rental. The equipment is distributed to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects. Our mining facilities are located in the Phoenix and Flagstaff, Arizona, areas.

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

Our strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at our existing locations. In such connection, we had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past few years, we have concentrated on consolidating or closing certain of our stores to improve operating efficiency and profitability.

Arizona Pacific Materials, LLC, a wholly owned subsidiary purchased in September 2004, operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets.

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant increases in construction in the Phoenix area, especially in Pinal County where the mining operation is located. Although the level of construction starts in the Phoenix area has slowed in the last year, the area is still listed in the top 5 growth areas in the United States. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS
--------------------

FISCAL YEAR 2006, AS COMPARED WITH FISCAL YEAR 2005

The following table presents audited selected financial data for our consolidated business activities (in thousands of dollars):

----------------------------------------  -----------------  -----------------  -----------------
                                          Fiscal Year Ended  Fiscal Year Ended      Increase
Consolidated (in 000's)                     July 31, 2006      July 31, 2005       (Decrease)
----------------------------------------  -----------------  -----------------  -----------------
Revenue from continuing operations             $123,007           $101,979          $ 21,028
----------------------------------------  -----------------  -----------------  -----------------

Gross profit from continuing operations        $ 13,337           $ 12,229          $  1,108
----------------------------------------  -----------------  -----------------  -----------------

SG&A from continuing operations                $ 12,100           $  9,402          $  2,698
----------------------------------------  -----------------  -----------------  -----------------

Income from operations                         $  1,237           $  2,827          $ (1,590)
----------------------------------------  -----------------  -----------------  -----------------

Income (loss) from continuing operations       $ (4,577)          $  1,051          $ (5,628)
----------------------------------------  -----------------  -----------------  -----------------

EBITDA (1)                                     $  7,727           $  9,357          $ (1,630)
----------------------------------------  -----------------  -----------------  -----------------

     (1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income (including discontinued operations) plus interest, taxes, depreciation and amortization.

REVENUES
--------

Revenues from continuing operations for the fiscal year 2006 increased by $21,028 or 20.6% from that of fiscal year 2005. Equipment sales increased by $20,078 or 27.2%. All branch locations have shown significant increases this year, illustrating the continuing improvements in economic conditions over the past few years on the west coast of the United

States. Crawlers, sweepers and excavators, which exhibit higher prices, accounted for $14,718 of the equipment sales increase. Also included in fiscal 2006 sales was a tire shredder sold in Alaska for $1,121 which was a test product for us in fiscal year 2006. With the increase in equipment sales over the past several years, we have experienced a decline in our rental revenues, $1,368 for fiscal year 2006 compared to $2,816 for fiscal year 2005. The construction industry is affected by many economic conditions of which interest rates have a significant impact. We anticipate interest rates to rise and therefore, continue to analyze the need to increase our rental fleet to provide additional product, as customers alter their "buy versus rent" decisions. Mining sales for fiscal year 2006 increased by $456 or 37.3% over fiscal year 2005. The increase is a result of continued high level of construction activity in the Phoenix area and for which APM now is participating at a higher level. Based upon a 2004 third party expert survey, our Phoenix location had approximately 39,000,000 tons of proven reserves and an additional 38,000,000 tons of indicated reserves of high grade basalt available to be processed. We are currently in the process of acquiring more processing equipment, which we believe will substantially increase our production capacity in the future to process the available reserves. We anticipate that current demand for our mining products, related to the high level of construction activity in the Phoenix area, will allow us to sell as much as we can produce.

GROSS MARGIN
------------

Our gross profit margin from continuing operations of 9.1% for fiscal 2006 was lower than the gross profit margin for the prior year's of 12.0%. This decrease is related to the impact of higher equipment sales, which typically exhibit lower margin percentages. Increased sales volumes from our subsidiary, Arizona Pacific Materials (APM), have also helped offset more of the fixed costs of production and contributed to overall gross margin. With the anticipated increases in production capacity generated by new processing equipment, we expect larger contributions to gross margin by APM in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For fiscal 2006, SG&A expenses from continuing operations as a percentage of revenues from continuing operations were 9.8% compared to 9.2% for fiscal 2005. The increase in SG&A is associated with the higher administrative expenses, such as payroll, commissions and equipment rental related to our higher level of sales activity. Support expenses are higher in the area of legal and consulting expenses as we continue to raise debt and equity capital for future operations. The increase from the prior year's comparative period also reflects the impact higher production related support expenses, especially in repair, depreciation and equipment rental expenses related to the increased business activities at our mining subsidiary.

INCOME FROM OPERATIONS
----------------------

Income from operations for the fiscal 2006 decreased by $1,590 compared to fiscal 2005. Although sales levels for both the equipment dealership and APM are significantly higher than the comparative twelve-month period, increased SG&A expenses (particularly at APM) have diminished the impact of increased income from operations. The acquisition of additional processing equipment at APM, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products, related to the high level of construction activity in the Phoenix area, will allow us to sell as much as we can produce and contribute to overall income from operations on a consolidated basis. We have and will continue to monitor our SG&A expenses to maximize the near future benefit of the current strong economic conditions in the equipment and mining markets.

INTEREST EXPENSE
----------------

Interest expense for fiscal 2006 of $5,633 was up from $3,146 in fiscal 2005. This increase from the prior year's comparative period is the result of approximately 3% higher interest rate related to convertible debt versus the interest rate associated with the line of credit with GE in existence through June of 2005. In June 2005, the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031 and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the option to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. The value of these warrants is $441 and is also treated as debt discount to be amortized over 18 months. In February 2006, the conversion price of the convertible debt was amended from $2.00 per common share to $1.75 per common share. The incremental fair value of this amendment is $680 and is treated as additional debt discount to be amortized over the remaining life of the related debt.

Included in interest expense is $1,003 of debt discount (related to warrants issued with the convertible debt) and $429 in debt issuance costs amortized during the twelve months ending July 31, 2006. No such charges were incurred during fiscal year 2005.

NET INCOME/LOSS
---------------

We had a net loss from continuing operations for fiscal 2006 of $4,577 compared with a net income of $1,051 for fiscal 2005. The change is primarily related to additional interest costs, as well as the warrant and debt issuance costs as discussed above.

DISCONTINUED OPERATIONS
-----------------------

The following table presents selected financial data for the discontinued operations of our business (in thousands of dollars):

-----------------------------------------  -----------------  -----------------
                                           Fiscal Year Ended  Fiscal Year Ended
                                             July 31, 2006      July 31, 2005
-----------------------------------------  -----------------  -----------------

Revenue from discontinued operations          $  8,377            $ 15,244
-----------------------------------------  -----------------  -----------------

Gross Profit from discontinued operations     $    678            $  1,929
-----------------------------------------  -----------------  -----------------

SG&A from discontinued operations             $    319            $    766
-----------------------------------------  -----------------  -----------------

Income from discontinued operations           $    359            $  1,162
-----------------------------------------  -----------------  -----------------

Gain on sale of discontinued operations       $    251            $    277
-----------------------------------------  -----------------  -----------------

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

FISCAL YEAR 2005, AS COMPARED WITH FISCAL YEAR 2004

---------------------------------------  -----------------  -----------------  --------------
                                         Fiscal Year Ended  Fiscal Year Ended  Increase Ended
Consolidated (in 000's)                    July 31, 2005      July 31, 2004      (Decrease)
---------------------------------------  -----------------  -----------------  --------------
Revenue from continuing operations           $ 101,979          $ 100,487        $   1,492
---------------------------------------  -----------------  -----------------  --------------

Gross profit from continuing operations      $  12,229          $  12,292        $     (63)
---------------------------------------  -----------------  -----------------  --------------

SG&A from continuing operations              $   9,403          $   8,297        $   1,106
---------------------------------------  -----------------  -----------------  --------------

Income from operations                       $   2,827          $   3,995        $  (1,168)
---------------------------------------  -----------------  -----------------  --------------

Income from continuing operations            $   1,051          $   1,333        $    (282)
---------------------------------------  -----------------  -----------------  --------------

EBITDA (1)                                   $   9,357          $   8,504        $     853
---------------------------------------  -----------------  -----------------  --------------

REVENUES
--------

Revenues from continuing operations for the fiscal 2005 increased by $1,492 or 1.5% over that of fiscal 2004. Stores opened longer than 12 months showed an overall revenue increase of 1.5%. In the past few years, we have placed less emphasis on our rental fleet resulting in an overall decrease in rental revenues of $2,101 or 40.0%. The construction industry is affected by many economic conditions of which interest rates have a significant impact. We anticipate interest rates to rise and therefore will continue to analyze the need to increase our rental fleet to provide additional product, as customers alter their "buy versus rent" decisions.

During fiscal year 2005, we purchased Arizona Pacific Materials, LLC, a mining operation processing basalt and cinder aggregate in the Phoenix and Flagstaff, Arizona markets. The decline in rental revenues, mentioned in the above, was somewhat offset by mining revenues of $1,223, which were not present in fiscal year 2004. We anticipate the mining revenues to grow with the high level of construction activity in the Phoenix area. We are currently in the process of acquiring more processing equipment, which we believe will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce.

GROSS MARGIN
------------

Our gross profit margin from continuing operations of 12.0% for fiscal 2005 was slightly lower than the prior year's of 12.2%. The decrease in 2005, is due to changes in sales mix, particularly in rental revenues declines, which average approximately 15% overall margins, offset by the increase in mining revenues, which exhibited approximately 32% margin in the first year of operation. We anticipate production levels to increase in future years at Arizona Pacific Materials (APM), which should help offset more of the fixed costs of production and contribute to overall gross margin. The Company continues to focus its sales efforts on specialty and niche lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For fiscal 2005, SG&A expenses from continuing operations as a percentage of revenues from continuing operations were 9.2% compared to 8.2% for fiscal 2004. The increase in SG&A is associated with the first year start up expenses related to our subsidiary, Arizona Pacific Materials, LLC and its two locations in Arizona. Selling, general and administrative costs for the Arizona subsidiary were $1,265 for the year ended July 31, 2005.

INCOME FROM OPERATIONS
----------------------

Income from operations for fiscal 2005 decreased by $1,168 compared to fiscal year 2004. Increased SG&A expenses (particularly at APM) have contributed to the impact to income from operations. We have and will continue to monitor our

SG&A expenses to maximize the near future benefit of the current strong economic conditions in the equipment and mining markets.

INTEREST EXPENSE
----------------

Interest expense for fiscal 2005 of $3,146 was up from $2,766 in fiscal 2004. This increase from the prior year's comparative period is the result of an approximate 2% higher interest rate over that of the prior fiscal year. The Company had an inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services, which was paid off in June 2005. Management had used this facility to allow the Company to take greater discounts and to lower overall interest expense and to provide operating capital liquidity. In June 2005, the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. A portion of the proceeds from the convertible debt was used to pay off the credit line with GE. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031,000 and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt and would receive an additional 1,312,500 warrants. The value of these warrants is $441,000 and is also treated as debt discount to be amortized over 18 months. Included in interest expense for fiscal 2005 is $387,000 of amortized debt discount related to the issuance of warrants.

NET INCOME/LOSS
---------------

We had a net income from continuing operations for fiscal 2005 of $1,051 compared with a net income from continuing operations of $1,333 for fiscal 2004. The change is primarily related to additional interest costs, warrant and debt issuance costs as discussed above, offset my an income tax benefit related to the reduction of $1,500 in a valuation allowance in our deferred taxes in fiscal year 2005.


DISCONTINUED OPERATIONS
-----------------------

The following table presents selected financial data for the discontinued operations of our business (in thousands of dollars):

-----------------------------------------  -----------------  ------------------
                                           Fiscal Year Ended  Fiscal Year Ended
                                             July 31, 2005      July 31, 2004
-----------------------------------------  -----------------  ------------------

Revenue from discontinued operations          $15,244              $15,029
-----------------------------------------  -----------------  ------------------

Gross Profit from discontinued operations     $ 1,929              $ 1,877
-----------------------------------------  -----------------  ------------------

SG&A from discontinued operations             $   766              $ 1,297
-----------------------------------------  -----------------  ------------------

Income from discontinued operations           $ 1,162              $   580
-----------------------------------------  -----------------  ------------------

Gain on sale of discontinued operations       $   277              $     0
-----------------------------------------  -----------------  ------------------

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

Our strategy had focused on acquiring additional existing distributorships and rental operations, opening new locations as market conditions warrant, and increasing sales at our existing locations. In such connection, we had sought to operate additional Case or other equipment retail distributorships, and sell, lease, and service additional lines of construction equipment and related products not manufactured by Case. For the past few years, we have concentrated on consolidating or closing certain of our store locations to improve operating efficiency and profitability. The locations that have been sold or closed in the past few years represent locations that we believe were more difficult markets to maintain in comparison to other locations within our organization. We believe that focusing our efforts and capital resources on more profitable locations will result in overall long-term benefits to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for liquidity and capital resources are related to our acquisition of inventory for sale and our rental fleet. Our primary source of internal liquidity has been from our operations. As more fully described below, our primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to us by the manufacturers of the products we sell as well as the credit facility more fully described below.

Under inventory floor planning arrangements the manufacturers of products sold by us provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At July 31, 2006, we were indebted under manufacturer provided floor plan arrangements in the aggregate amount of $ 22,627.

We had an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement had not been renewed and the Company was operating under the agreement on a month to month basis. This credit facility was paid in full in June 2005. Amounts were advanced against the Company's assets, including accounts receivable, parts, new equipment, rental fleet, and used equipment. The agreement provided for a floating interest rate based on prime with rates between 0.75% under prime to 2.25% over prime depending on the amount of total debt leverage of the Company. We used this borrowing facility to lower flooring related interest expense by using advances under such line to finance inventory purchases in lieu of financing provided by suppliers, to take advantage of cash purchase discounts from our suppliers, and to provide operating capital for further growth. Borrowings were collateralized by our assets, including accounts receivable, parts inventory, new and used equipment inventory and rental equipment. As of July 31, 2006 and 2005, there were no amounts outstanding under the GE credit facility.

In June 2005 the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the option to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. The value of these warrants is $441 and is also treated as debt discount to be amortized over 18 months. In February 2006, the conversion price of the convertible debt was amended from $2.00 per common share to $1.75 per common share. The incremental fair value of this amendment is $680 and is treated as additional debt discount to be amortized over the remaining life of the related debt.

We used $23.0 million of the loan proceeds to repay and terminate a credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials (see Note 11). The remainder of the proceeds will be used to support our near term needs for working capital, general capital expenditures, including sufficient working capital to initiate the build out of the Phoenix mining facilities, and other corporate requirements.

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

For the year ended July 31, 2006 we had positive cash flows from operating activities from operations of $6,350. Our cash flow from operating activities from operations consisted primarily of a reduction of accounts receivable of $1,181, depreciation of $6,006, an increase in accounts payable of $2,011and the amortization of debt issuance costs and debt discount of $1,486. The increase in inventories supported the increased level of sales volume in an effort to generate additional cash flow, which was offset by $2,455 of inventory sold related to the sale of our Spokane and Clarkston, Washington locations. We also continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and rental equipment sold during the period. Over the past few years, we have focused less on our rental fleet inventory levels (allowing inventory levels to decline), as equipment sales levels have been strong. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions. We are currently reorganizing our rental fleet to obtain the best utilization of fleet inventory, using inventory to augment purchases of rental equipment to begin re-building the fleet.

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------

We paid down our floor plan financing by $1,932 during the year ending July 31, 2006 (which included $1,451 related to the sale of our Spokane and Clarkston, Washington locations), made payments of $6,780 on the convertible debt and borrowed $1,828 under long term notes payable. The notes payable are at lower and fixed interest rates which assist in our efforts to find less expensive capital for operations. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales. The need for future capital resources relates primarily to our obligation to make monthly payments on our convertible debt. We are actively exploring avenues that will generate longer-term capital sources, including the generation of equity capital. We also continue to analyze each branch location and its market to assess the demand each location places on our financing activities and the contribution each location will make to the overall profitability of the Company as a result of these financing needs.

CASH AND CASH EQUIVALENTS
-------------------------

Our cash and cash equivalents was $1,072 as of July 31, 2006. Management believes the current cash level and anticipated available cash flow is sufficient to support our operations during the next twelve months.

OTHER
-----

As of July 31, 2006, the Company had outstanding convertible instruments, options and warrants convertible into 26,798,386 shares of common stock, which would be dilutive to earnings per share.

Our obligations (including related interest amounts) as of July 31, 2006 and the period in which they are scheduled to become due are set forth in the following table:

                                          Due in Less       Due in         Due in          Due
Obligation                     Total      Than 1 Year    in 1-3 Years   in 4-5 Years   after 5 Years
------------------------   ------------   ------------   ------------   ------------   ------------
Long Term Debt             $  2,533,957   $    782,236   $  1,338,782   $    412,939   $         --

Related Party Debt              557,500        357,500        200,000             --             --

Convertible Debt             28,089,761      9,757,481     15,591,929      2,740,351             --




Capital Lease Obligation      1,232,000        132,000        264,000        264,000        572,000

Employment Contract
  Obligations                 1,165,148      1,165,148             --             --             --

Operating Leases              6,740,013      1,553,332      2,060,781      1,410,900      1,715,000

Purchase Commitments         13,301,297     13,301,297
                           ------------   ------------   ------------   ------------   ------------

Total Cash Obligations     $ 53,619,676   $ 27,048,994   $ 19,455,492   $  4,828,190   $  2,287,000
                           ============   ============   ============   ============   ============

As of July 31, 2006, our obligations included approximately $ 451,000 in various state sales taxes compared to $ 438,000 as of July 31, 2005.

RISK FACTORS

INVENTORY

Controlling inventory is a key ingredient to the success of an equipment distributor because the equipment industry is characterized by long order cycles, high ticket prices, and the related exposure to "flooring" interest. Our interest expense may increase if inventory is too high or interest rates rise. We manage our inventory through company-wide information and inventory sharing systems wherein all locations have access our entire inventory. In addition, we closely monitor inventory turnover by product categories and places equipment orders based upon targeted turn ratios.

INFLATION

All of the products and services provided by us are capital equipment, included in capital equipment, or raw materials which are used in the construction and industrial sectors. Accordingly, our sales are affected by inflation or increased interest rates which tend to hold down new construction, and consequently adversely affect demand for the construction and industrial equipment sold and rented by us. In addition, although agricultural equipment sales are less than 2% of the our total revenues, factors adversely affecting the farming and commodity markets also can adversely affect our agricultural equipment related business.

ECONOMIC CONDITIONS

Our business can also be affected by general economic conditions in our geographic markets, as well as general national and global economic conditions that affect the construction and industrial sectors. An erosion in North American and/or other countries' economies could adversely affect our business. Market specific factors could also adversely affect one or more of our target markets and/or products.

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

INVENTORY LEAD-TIMES; POTENTIAL WRITE-DOWNS

To be competitive in certain of our markets, particularly markets for products with long lead time, we may be required to build up inventories of certain products in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess, or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may, therefore, be adversely affected by inventory write-downs from time to time. In periods of general economic slowdown or slowdowns in the construction sector we could be especially affected by such problems.

WRITE-DOWNS OF GOODWILL AND INTANGIBLES

Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of our intangible assets exceeds the expected undiscounted future cash flows, a loss is recognized to the extent the carrying amount of assets exceeds their fair values.

COMPETITION

Many of our existing and potential competitors have substantially greater marketing, financial, and service resources than we have. In addition, some of our competitors have broader product offerings, placing us at a disadvantage to some of our competitors. In addition, we believe that some of our competitors have obtained and maintained business that loses money - "loss leading" - in order to maintain a competitive advantage with regard to specific customers or products. If our competitors were to use such tactics in the future, we would be unable to maintain our market position without incurring a negative impact on our profitability.

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

Currently, Case Corporation provides approximately 52% of our products. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue their relationship with us. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

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

      In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

      EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

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

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

      In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the financial statements. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies.

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

DIVIDEND POLICY

We have never paid cash dividends on our Common Stock and we do not anticipate that we will pay cash dividends or alter our dividend policy in the foreseeable future. The payment of dividends on our common stock will depend on our earnings and financial condition, and such other factors as the Board of Directors of the Company may consider relevant. We currently intend to retain our earnings to assist in financing the growth of our business.

FORWARD LOOKING STATEMENTS

Information included within this section relating to projected revenues, growth, income, potential cost savings and future results and events constitute forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the construction and industrial sectors and general economic cycles; our successful entry into new markets; our success in the operation of any acquired businesses; industry conditions, and competitors; competitive pricing; our relationship with our suppliers; relations with our employees; our ability to manage our operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           -----------------------------------------------------------

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2006, we had variable rate floor plan payables, notes payable, and long-term debt of approximately $45.8 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.46 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 14:

Consolidated Statements of Operations for the years ended
July 31, 2006, 2005, and 2004                                             F-1

Consolidated Balance Sheets as of July 31, 2006 and 2005                  F-2

Consolidated Statements of Stockholders' Equity/(Deficit)
for the years ended July 31, 2006, 2005, and 2004                         F-3

Consolidated Statements of Cash Flows for the years ended
July 31, 2006, 2005, and 2004                                        F-4, F-5

Notes to Consolidated Financial Statements                                F-6

Report of Independent Auditors'                                           F-25

Financial Statement Schedule:

Report of Independent Registered Public Accounting Firms -
Financial Statement Schedule                                              F-26

Schedule II - Valuation and Qualifying Accounts                           F-27



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

ITEM 9A.   CONTROLS AND PROCEDURES
           -----------------------

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 9A.   OTHER INFORMATION
           -----------------

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
           ----------------------------------------------

           Directors
           ---------

The following table sets forth the name and age of each of our directors, as well as the length of time for which each director has served.

           Name                               Age               Director Since
           ----------------------------      -----              --------------
           C. Dean McLain                     53                     1993
           Michael Metter                     54                     2003
           Steven Moskowitz                   42                     2003
           James Fisher                       70                     2004

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

MICHAEL METTER. Mr. Metter has served as director since February 11, 2003. Since April 2001, Mr. Metter has been the President of RME International, Ltd. (RME). Mr. Metter also currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters. From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc., and was a principal at Madison Capital from September 1997 to October 1998. Prior thereto, Mr. Metter was President of First Cambridge Securities from October 1994 to August 1997. Effective with a merger of a division of R.M. Enterprises International, Ltd into Azurel, Ltd., in October 2002, Mr. Metter became President and COO of Azurel. He resigned as President in February 2003 and subsequently resigned the position of COO which he held from February 2003 until June 28, 2003. Mr. Metter is also President and CEO of BusinessTalkRadio.net (a private company). BTR is a syndicated radio network based in Greenwich, Connecticut. He has held this position since June 2002. He is also chairman of Tiburon Capital Group, a privately held holding corporation. Mr. Metter is a director for Solar Thin Films (a public company, formally American United Global) since May 2004 and has been the CEO for Spongetech Delivery Systems since February 2001.

STEVEN MOSKOWITZ. Mr. Moskowitz has served as director since February 11, 2003. Since 1997, Mr. Moskowitz has been the Vice-President of Business Development for H.W. Carter and Sons. Prior thereto, Mr. Moskowitz was Division President of Evolutions. Mr. Moskowitz is currently a director, secretary and CFO for Spongetech Delivery Systems. He previously served as the CEO and a director of Azurel, Ltd from October 2002 through September 2003, President from May 2004 to July 2004. He has been the CEO of Azurel, Ltd from July 2005 to September 2006. Azurel, Ltd merged with National Stem Cell Holding, Inc. in October 2006 where Mr. Moskowitz has been a director since September 2006. Mr. Moskowitz was a director of AUGI from May 2006 to June 2006. Mr. Moskowitz is also currently an independent director for R.M. Enterprises International, Ltd. He is also Executive Vice President of Tiburon Capital Group, a privately held holding corporation.

JAMES FISHER Mr. Fisher was an insurance agent and broker as well as a registered representative holding a Series 7 securities license and was an insurance broker representing CIGNA, UNUM, and Metropolitan Life, among others. He retired in 1994, when he also resigned from the board of directors of Fleet Bank of New York.

Audit Committee Financial Expert
--------------------------------

Our Company's board of directors has determined that at least two audit committee financial experts are serving on our audit committee. Mr. Metter and Mr. Fisher, are financial experts and are independent as that term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Code of Ethics
--------------

                                      III-1

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

         SALARY. The Committee and the Board of Directors established base salaries for our executive officers, including the salary established in Mr. McLain's employment agreement, after taking into account individual experience, ,job responsibility and individual performance during the prior year. These factors are not assigned a specific weight in establishing individual base salaries. The Committee also considered the Company's executive officers' salaries relative to salary information for executives in similar industries and similarly sized companies.

         CASH BONUSES. The purpose of the cash bonus component of the compensation program is to provide a direct financial incentive in the form of cash bonuses to executives. Mr. McLain's bonus is derived under the performance formula set forth in his employment contract described under "Employment and Incentive Compensation Agreements" below.

         STOCK OPTIONS. Stock options are the primary vehicle for rewarding long-term achievement of our goals. The objectives of the program are to align employee and shareholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under the our 1995 Employee Stock Option Plan, the Board of Directors or the Compensation Committee may grant options to purchase Common Stock of the Company to our key employees. Messrs. McLain and Wright currently participate in the 1995 Employee Stock Option Plan. The number of options granted to Mr. McLain are determined under the terms of his employment agreement. The number of options granted to Mr. Wright are determined by the Compensation Committee on a discretionary basis. The options generally vest immediately at the time of grant.

         CHIEF EXECUTIVE OFFICER COMPENSATION. In August 2000 we entered into an new employment agreement with our chief executive officer, Mr. McLain, to ensure the retention of his services and to encourage him to perform at increasing levels of effectiveness and to use his best efforts to promote the our growth and profitability. This approach enabled the Board to concentrate on the negotiation of a particular employment contract with salary, incentive bonus and stock option components that reflect a longer term view of our prospects and goals. See "Employment, Consulting and Incentive Compensation Agreements" for a complete description of the employment agreements and the compensation and benefits provided thereunder.

                                      III-2

SUMMARY COMPENSATION TABLE

The following table sets forth the amount of all compensation paid during each of the last three fiscal years to the Chief Executive Officer and to each of the our other executive officers for services in all capacities to the Company.

                                                     Long-Term                    Compensation
                                                 Annual Compensation                 Awards
                                         ---------------------------------   ------------------------
                                                              Other Annual   Number of     All Other
     Name and Principal Position  Year    Salary     Bonus    Compensation    Options    Compensation
     ---------------------------  ----   --------   --------  ------------   ---------   ------------
     C. Dean McLain               2006   $448,795   $293,730    $  1,548        --            --
     President, CEO, Chairman     2005   $423,376   $257,950    $  1,482        --            --
        of the Board(1)           2004   $424,805   $189,491    $     --        --            --

     Mark J. Wright               2006   $201,382   $158,365    $  1,875        --            --
     President, CEO, Chairman     2005   $189,976   $140,976    $  9,000        --            --
        of the Board(1)           2004   $190,618   $ 10,000    $  9,000        --            --

(1) Mr. McLain joined the Company in March 1993, when he became its Chief Executive Officer. On July 31, 1995, Mr. McLain was permitted to and did purchase from AUGI 6,000 shares of AUGI's common stock at a price of $.01 per share. On August 1, 1995, the closing price for a share of AUGI's common stock as reported by NASDAQ was $4.875. Effective as of August 1, 1995, Mr. McLain's employment agreement with us was terminated and he entered into an amended employment agreement expiring July 31, 2005. The base salary under this employment agreement commenced at $250,000 for fiscal 1996, and increased to $300,000 for fiscal 2000. His employment agreement also calls for Incentive Bonuses under certain circumstances. Effective as of August 1, 2000 Mr. McLain's employment agreement with us was terminated and he entered into a new employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive Bonuses under certain circumstances. See "Employment, Consulting and Incentive Compensation Agreements" below. Mr. McLain became Chairman effective August 1, 1998. On May 1, 2003 Mr. McLain agreed to convert the principal amount of a loan made to the Company in the amount of $73,500 into shares of the Company's common stock. In connection therewith Mr. McLain received 2,769,419 shares of the Company's common stock resulting in a compensation charge to the Company in the amount of $415,413.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding individual grants of stock options to each executive officer in fiscal 2006.

                               Individual Grants                             Potential Realizable
                               % of Total Options                            Value at Assumed Annual
                               Granted to Employees                          Rates of Stock Price
                      Options  in Fiscal             Exercise   Expiration   Appreciation for term
          Name        Granted  Year                  Price      Date         5%            10%
     ---------------  -------  --------------------  -----      ----         -----         -----
     C. Dean McLain   --       N/A                   N/A        N/A          N/A           N/A

     Mark J. Wright   --       N/A                   N/A        N/A          N/A            N/A


OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table provides information concerning the exercise of stock options during the fiscal 2006 by each executive officer and the fiscal year-end value of unexercised options held by that officer.


                                      III-3

                                                                 Value of
                                             Number of Unexercised       Unexercised In-
                        Shares               Options at                  the-money options
                      Acquired on   Value    Fiscal Year-End             at Fiscal Year-End
          Name         Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
     ---------------   --------   --------   -------------------------   -------------------------
     C. Dean McLain    --         --                700,000                     N/A

     Mark J. Wright    --         --                200,000                     N/A

EMPLOYMENT, CONSULTING AND INCENTIVE COMPENSATION AGREEMENTS

Upon completion of our 1995 initial public offering, we entered into an employment agreement with Mr. Rubin, a major shareholder, effective as of June 13, 1995, that expired July 31, 1998. Pursuant to this agreement, Mr. Rubin served as Chairman of the Board of the Company and received an annual base salary of $150,000 plus bonuses if certain conditions were met. Effective August 1, 1998, we entered into a new two-year agreement with Mr. Rubin. Under the terms of this agreement, Mr. Rubin no longer served as Chairman, but provided consulting services to the Company. He received an annual fee of $200,000 plus all authorized business expenses. We then entered into a new seven (7) year consulting agreement with Mr. Rubin effective August 1, 2000 paying him $200,000 plus all authorized business expenses in the first year, followed by a 3% raise in each successive year of the contract.

Effective August 1, 2000, Mr. McLain entered into an employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. Mr. McLain received a $294,000 bonus during the Company's 2006 fiscal year. In addition, Mr. McLain receives the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.

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

ITEM 12. SECUTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. The Company's outstanding voting securities at the close of business on September 30, 2006, consisted of 11,730,000 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The

                                      III-4

Common Stock does not have cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Western Power & Equipment Corp., 6407-B North East 117th Avenue, Vancouver, WA 98662.

                                       Shares                 Percentage
Name and Address                       Beneficially Owned (1) Beneficially Owned
----------------                       ---------------------  ------------------
C. Dean McLain (2)(6)(7)                           2,257,419               16.1%

Robert M. Rubin(3)(4)(6)                             750,000                6.0%

The Rubin Family Irrevocable Stock Trust (4)       4,169,419               26.2%

Mark J. Wright (5)                                   200,000                1.7%

Steven Moskowitz (10)                                150,000                1.2%

Michel Metter (9)                                    150,000                1.2%

James Fisher (11)                                    100,000                0.9%

JSC, LLC (7)
38207 NE Gerber Rd.
Yacolt, WA  98675                                    588,000                4.8%

Costa Brava Partnership                              950,000                7.5%
420 Boylston St
Boston, MA  02116

SLM Stock Trust
6400 Rally Rd
Amarillo, TX  79119                                  900,000                7.1%

CPW Stock Trust
4000 NE 109th Ave  #182
Vancouver, WA  98682                                 900,000                7.1%

Potomac Capital Management, LLC
Potomac Capital Management, Inc.
Paul J. Solit
153 East 53rd Street, 26th Floor
New York, NY  10022 (11)                             702,200                5.9%

All officers and directors as a group (5 persons)  2,857,419               19.6%
(2)(5)(6)(8)(9)(10)


(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Includes Mr. McLain's direct beneficial ownership of exercisable options to acquire 500,000 shares our common stock.


                                      III-5

(3) Includes Mr. Rubin's direct beneficial ownership of exercisable options to acquire 500,000 shares of our common stock. Excludes the shares of our common stock held by the Rubin Family Irrevocable Stock Trust (the "Trust").

(4) Mr. Rubin, a grantor of the Trust, does not have sole or shared voting or dispositive power over the shares of our common stock held by the Trust, and disclaims any beneficial ownership of the shares of our common stock held by the Trust.

(5)  Includes options to purchase 200,000 shares of our common stock.

(6) On May 1, 2003, Mr. McLain and the Rubin Family Irrevocable Stock Trust agreed to convert the principal amount of a loan made to us in the amount of $147,000 into an aggregate of 5,538,838 shares of our common stock, as a result of which Mr. McLain and the Rubin Family Irrevocable Stock Trust each received 2,769,419 shares of our common stock.

(7) Includes 588,000 shares beneficially owned by JSC. Through JSC LLC Mr. McLain has sole or shared voting or dispositive power over the shares of our common stock beneficially owned by JSC LLC.

(8)  Includes options to purchase 150,000 shares our common stock.

(9)  Includes options to purchase 150,000 shares our common stock.

(10) Includes options to purchase 100,000 shares of our common stock.

(11) Potomac Capital Partners LP, a private investment partnership formed under the laws of the State of Delaware, beneficially owns 307,400 shares of our common stock. Potomac Capital Management LLC is the General Partner of Potomac Capital Partners LP. Mr. Paul J. Solit is the Managing Member of Potomac Capital Management LLC.

     Potomac Capital International Ltd., an international business company formed under the laws of the British Virgin Islands, beneficially owns 187,800 shares of our common stock. Potomac Capital Management Inc. is the Investment Manager of Potomac Capital International Ltd. Paul J. Solit is the President and sole owner of Potomac Capital Management Inc., and a Director of Potomac Capital International Ltd.

     Pleiades Investment Partners-R, LP, a private investment partnership formed under the laws of the State of Delaware, beneficially owns 207,000 shares of common stock. Potomac Capital Management Inc. is the Investment Manager of a managed account of Pleiades Investment Partners-R, LP. Paul J. Solit is the President and sole owner of Potomac Capital Management, Inc.

     According to a Schedule 13G filed September 29, 2005, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit have entered into a joint filing agreement with respect to the shares of our common stock whose ownership is reported above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of our common stock as of September 23, 2006 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

SHARES HELD BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

Set forth in the table below is information concerning the ownership, as of the close of business on September 30, 2006, of the common stock by our Directors and Named Executive Officers and all directors and present executive officers as a group.

                                      III-6

-------------------------------    ------------------------    -----------------
Name and Address                   Amount and Nature of        Percent (1)
                                   Beneficial Ownership (1)
-------------------------------    ------------------------    -----------------

C. Dean McLain (2)                        2,257,419                 16.1%

Mark J. Wright (3)                          200,000                 1.7%

Steven Moskowitz (4)                        150,000                 1.3%

Michael Metter (4)                          150,000                 1.3%

James Fisher (5)                            100,000                 0.9%
-------------------------------    ------------------------    -----------------
All directors and executive
officers as a group (5 persons)           2,857,419                19.6%

-------------------------------    ------------------------    -----------------

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

(2) Includes Mr. McLain's direct beneficial ownership exercisable options to acquire 500,000 shares of our common stock and 588,000 shares of our common stock held by the JSC LLC.

(3) Includes exercisable stock options to purchase 200,000 shares of our common stock issued to Mr. Wright for services rendered to the Company.

(4)  Includes options to purchase 150,000 shares of our common stock.

(5)  Includes options to purchase 100,000 shares of our common stock.


SHARES HELD BY CERTAIN OTHER STOCKHOLDERS

The following table sets forth, as of the close of business on September 30, 2006, certain information with respect to each person who is known to us to be the beneficial owner of more than five (5%) percent of the common stock, other than the directors set forth in the Directors and Named Executive Officers Ownership Table above.




                                      III-7

-----------------------------------------  ------------------------  -----------
Name and Address                           Amount and Nature of      Percent (1)
                                           Beneficial Ownership (1)
-----------------------------------------  ------------------------  -----------
Crestview Capital Master, LLC
95 Revere Drive Suite A                     3,265,270                  21.8%
Northbrook, IL   60062 (2)
-----------------------------------------  ------------------------  -----------
Iroquois Master Fund, LTD
641 Lexington Avenue, 26th Floor            3,101,486                  21.5%
New York, NY   10022
-----------------------------------------  ------------------------  -----------
Rockmore Investment
650 Fifth Avenue, 24th Floor                1,953,857                  14.3%
New York, NY  10019
-----------------------------------------  ------------------------  -----------
Portside Growth Fund
650 Fifth Avenue, 24th Floor                2,568,379                  18.0%
New York, NY  10019
-----------------------------------------  ------------------------  -----------
Smithfield Fiduciary LLC
C/O Highland Capital Mgt, LLC               6,167,732                  34.5%
9 West 57th Street, 27th Floor
New York, NY  10019
-----------------------------------------  ------------------------  -----------
CCA Fund, LP
19 Old Kings Highway South                  2,539,654                  17.8%
Darien, CT  06820
-----------------------------------------  ------------------------  -----------
Omicron Master Fund
650 Fifth Ave.  24th Floor                  1,645,496                  12.3%
New York, NY   10019
-----------------------------------------  ------------------------  -----------
Costa Brava Partnership                       950,000                   7.5%
420 Boylston St
Boston, MA  02116
-----------------------------------------  ------------------------  -----------
SLM Stock Trust                               900,000                   7.1%
6400 Rally Rd
Amarillo, TX  79119
-----------------------------------------  ------------------------  -----------
CPW Stock Trust                               900,000                   7.1%
4000 NE 109th Ave  #182
Vancouver, WA   98682
-----------------------------------------  ------------------------  -----------
Potomac Capital Management, LLC
Potomac Capital Management, Inc.
Paul J. Solit                                 702,200                   5.9%
153 East 53rd Street, 26th Floor
New York, NY  10022 (11)
-----------------------------------------  ------------------------  -----------


                                      III-8

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





































                                      III-9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The real property and improvements used in connection with the Sacramento Operations, and upon which the Sacramento Operation is located, were sold by Case for $1,500,000 to the McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, a significant stockholder of the Company. Simultaneous with its acquisition of the Sacramento Operation real property and improvements, MRR leased such real property and improvements to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996 with the Company paying an initial annual rate of $168,000. As of October 1, 2000, we entered into a renegotiated 7-year lease with an initial annual rate of $228,000. In addition to base rent, we are responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The new lease qualifies for treatment as an operating lease.

     In February 1999, the real property and improvements used in connection with our Sparks, Nevada operation and upon which such operation is located, were sold by us to McLain-Rubin Realty, L.L.C. (MRR) under the terms of a real property purchase and sale agreement. MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a significant stockholder of the Company. The sale price was $2,210,000 in cash at closing. Subsequent to the closing of the sale, we entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252,000 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by us. The sale resulted in a deferred gain which will be amortized over the life of the lease pursuant to generally accepted accounting principles. As of October 1, 2000, we entered into a renegotiated 7-year lease with an initial annual rate of $276,000. The new lease qualifies for treatment as an operating lease.

     On April 1, 2001, we entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, a significant stockholder of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98,000. The lease was renewed for an additional 5-year term in April 2006. In addition to base rent, we are responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

     On July 30, 2002, pursuant to shareholder approval at the 2002 Annual Meeting of the Stockholders, 600,000 shares of our common stock were issued to the Rubin Family Irrevocable Stock Trust in lieu of compensation to Mr. Rubin. The fair market value of the shares at the date of issuance was $0.22 per share, resulting in a compensation charge to us in the amount of $132,000.

     On March 24 2003, Mr. McLain agreed to convert the accrued and unpaid interest on a loan made to us in the amount of $147,000 into shares of our common stock. In connection therewith Mr. McLain received 588,000 shares of our common stock with a value of $ 82,000.

     On May 1, 2003, Mr. McLain and The Rubin Family Irrevocable Stock Trust agreed to convert the principal amount of a loan made to us in the amount of $147,000 into an aggregate of 5,538,838 shares of our common stock. In connection therewith The Rubin Family Irrevocable Stock Trust received 2,769,419 shares of our common stock and Mr. McLain received 2,769,419 shares of our common stock resulting in a compensation charge to the Company of $831,000.

     On September 8, 2004, McLain-Rubin Realty Company II, LLC ("MRR II"), The Rubin Family Irrevocable Stock Trust and certain other related parties loaned us $500,000 for the purchase of Arizona Pacific Materials, LLC. These related parties received a total of 2,000,000 options to purchase our common stock at a price of $0.55 per share as part of the loan agreement.


                                     III-10

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         ---------------------------------------

     AUDIT FEES

     The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2006, reviews of the financials statements included in Forms S-1 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended July 31, 2006 were $ 217,300.

     The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2005 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2005 were $ 166,300.

     The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2004 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2004 were $ 107,525.

     AUDIT RELATED FEES

     No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2006, July 31, 2005 or July 31, 2004 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

     No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2006, July 31, 2005 or July 31, 2004 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

     TAX FEES

     No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2006.

     No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2005.

     No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2004.

     ALL OTHER FEES

     No fees were billed by Marcum & Kliegman LLP for any other services rendered by them during the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004.

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

     Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2006, 2005 and 2004 were compatible with maintaining their independence.


                                     III-11

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

(B)  EXHIBITS
     --------
     See (a)(3) above.

(C)  ADDITIONAL FINANCIAL STATEMENT SCHEDULES
     ----------------------------------------
     Valuation and qualifying accounts (Schedule II)

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Years Ended July 31,
                                                         --------------------------------------------
                                                             2006            2005            2004
                                                         ------------    ------------    ------------
Net revenues                                                  123,007         101,979         100,487

Cost of goods sold                                            109,670          89,750          88,195
                                                         ------------    ------------    ------------


Gross profit                                                   13,337          12,229          12,292

Selling, general and administrative expenses
(including non-cash expenses of $18, $144 and
$0 for the years ended July 31, 2006, 2005 and
2004, respectively)                                            12,100           9,402           8,297
                                                         ------------    ------------    ------------

Income from operations                                          1,237           2,827           3,995

Other income (expense):
    Interest expense                                           (5,633)         (3,146)         (2,766)
    Other income (expense)                                       (125)            (82)            152
                                                         ------------    ------------    ------------
  Total other income (expense)                                 (5,758)         (3,228)         (2,614)
                                                         ------------    ------------    ------------

Income (loss) before income tax provision                      (4,521)           (401)          1,381

Provision (benefit) for income taxes                               56          (1,452)             48
                                                         ------------    ------------    ------------

Income (loss) from continuing operations                       (4,577)          1,051           1,333
                                                         ------------    ------------    ------------

Income  from discontinued operations                              359           1,162             580
Gain on disposal of discontinued operations                       251             277              --
                                                         ------------    ------------    ------------
Income from discontinued operations                               610           1,439             580

Net income (loss)                                        $     (3,967)   $      2,490    $      1,913
                                                         ============    ============    ============

Basic earnings (loss) per common share
    Earnings (loss) per share of continuing operations   $      (0.43)   $       0.10    $       0.13
                                                         ------------    ------------    ------------

    Discontinued operations                                      0.03            0.12            0.05
    Gain on disposal of discontinued operations                  0.03            0.03            0.00
                                                         ------------    ------------    ------------
    Earnings per share discontinued operations                   0.06            0.15            0.05
                                                         ------------    ------------    ------------

Income (loss) per common share - basic                   $      (0.37)   $       0.25    $       0.18
                                                         ============    ============    ============

Diluted earnings (loss) per common share
    Earnings (loss) per share of continuing operations   $      (0.43)   $       0.04    $       0.13
                                                         ------------    ------------    ------------

    Discontinued operations                                      0.03            0.05            0.05
    Gain on disposal of discontinued operations                  0.03            0.01            0.00
                                                         ------------    ------------    ------------
    Earnings per share discontinued operations                   0.06            0.06            0.05
                                                         ------------    ------------    ------------

Income (loss) per common share - diluted                 $      (0.37)   $       0.10    $       0.18
                                                         ============    ============    ============

Weighted average outstanding common shares
    for basic earnings per common share                        10,632          10,141          10,130
                                                         ============    ============    ============

Weighted average outstanding common shares
    for diluted earnings per common share                      10,632          26,269          10,130
                                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       July 31,        July 31,
                                                                         2006            2005
                                                                     ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $      1,072    $        855
    Accounts receivable, less allowance for
      doubtful accounts of $864 and $906                                    9,078          10,449
    Inventories (net)                                                      42,483          42,937
    Deferred taxes                                                            669             664
    Prepaid expenses                                                          141             564
                                                                     ------------    ------------
       Total current assets                                                53,443          55,469
                                                                     ------------    ------------

Fixed assets (net):
    Property, plant and equipment                                           5,230           3,775
    Rental equipment fleet                                                  3,423           5,707
                                                                     ------------    ------------
       Total fixed assets                                                   8,653           9,482
                                                                     ------------    ------------

Assets of discontinued operations                                              --           3,871
                                                                     ------------    ------------

Other Assets
    Security deposits                                                         379             318
    Deferred taxes                                                            831             836
    Deferred debt issuance costs                                            1,297           1,661
                                                                     ------------    ------------
       Total other assets                                                   2,507           2,815
                                                                     ------------    ------------

Total assets                                                         $     64,603    $     71,637
                                                                     ============    ============

LIABILITIES & STOCKHOLDERS'  EQUITY
Current liabilities:
    Borrowings under floor plan financing                                  22,627    $     24,558
    Bridge loan, net of discount of $0 and $79                                 --           1,254
    Convertible debt, net of discount of $1,046 and $ 836                   6,176           3,052
    Notes payable-related parties, net of discount of $28 and $82             472             418
    Notes payable                                                             629             205
    Accounts payable                                                        9,937            7925
    Accrued payroll and vacation                                            1,404             932
    Other accrued liabilities                                               1,567           1,313
    Capital lease obligations                                                  56              43
                                                                     ------------    ------------
       Total current liabilities                                           42,868          39,700
                                                                     ------------    ------------

Non current liabilities:
    Capital lease obligations                                                 755             810
    Convertible debt, net of discount of $1,951 and $2,404                 14,047          23,708
    Deferred lease income                                                     236             264
    Notes payable                                                           1,573             655
                                                                     ------------    ------------
       Total non current liabilities                                       16,611          25,437

       Total liabilities                                                   59,479          65,137
                                                                     ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock-10,000,000 shares authorized; none outstanding             --              --
    Common stock, $.001 par value - 50,000,000 shares authorized and 11,730,000 shares and 10,180,000 shares issued, as of
    July 31, 2006 and 2005 respectively                                        12              10
    Additional paid-in capital                                             24,072          20,859
    Deferred compensation                                                    (642)            (18)
    Accumulated deficit                                                   (17,474)        (13,507)
    Less common stock in treasury, at cost (130,300 shares)                  (844)           (844)
                                                                     ------------    ------------
       Total stockholders' equity                                           5,124           6,500
                                                                     ------------    ------------
Total liabilities and stockholders' equity                           $     64,603    $     71,637
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                 Common Stock
                           -----------------------     Additional                                                     Total
                              Number                     Paid-in      Accumulated     Treasury       Deferred      Stockholders'
                            of Shares     Amount         Capital        Deficit         Stock      Compensation  Equity (Deficiency)
                           ----------   ----------     ----------     ----------     ----------     ----------      ----------
Balance at
    July 31, 2003          10,130,000   $       10     $   16,933     $  (17,910)    $     (844)            --      $   (1,811)

Net Income                         --           --             --          1,913             --             --           1,913
                           ----------   ----------     ----------     ----------     ----------     ----------      ----------
Balance at
    July 31, 2004          10,130,000   $       10     $   16,933     $  (15,997)    $     (844)            --      $      102

Issuance of Stock-
compensation                   50,000           --             65             --             --             --              65

Issuance of Options-               --           --             97             --             --            (18)             79
deferred compensation

Issuance of Options-               --           --            292             --             --             --             292
debt discount

Issuance of Warrants-
debt discount                      --           --          3,472             --             --             --           3,472


Net Income                         --           --             --          2,490             --             --           2,490
                           ----------   ----------     ----------     ----------     ----------     ----------      ----------
Balance at
    July 31, 2005          10,180,000   $       10     $   20,859     $  (13,507)    $     (844)           (18)     $    6,500

Sale of Common Stock          950,000            1          1,709             --             --             --           1,710
Exercise of warrants          100,000           --             55             --             --             --              55

Issuance of Stock-
consulting agreement          500,000            1            699             --             --           (642)             58

Issuance of Warrants-
debt issuance costs                --           --             70             --             --             18              88


Conversion price change-
convertible debt                   --           --            680             --             --             --             680


Net Loss                           --           --         (3,967)            --             --             --          (3,967)
                           ----------   ----------     ----------     ----------     ----------     ----------      ----------
Balance at
    July 31, 2006          11,730,000   $       12     $   24,072     $  (17,474)    $     (844)    $     (642)     $    5,124
                           ==========   ==========     ==========     ==========     ==========     ==========      ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Years Ended July 31,
                                                               --------------------------------------------
                                                                   2006            2005            2004
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net Income (Loss)                                          $     (3,967)   $      2,490    $      1,913

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation                                                      6,006           5,332           5,513
    Bad debts                                                           191              14             412
    Amortization of deferred debt discount                            1,057             364              --
    Amortization of debt issuance costs                                 429              --              --
    Gain on sale of fixed assets                                       (676)         (1,410)         (1,010)
    Non-cash benefit from deferred taxes                                 --          (1,500)             --
    Non-cash stock compensation expense                                  76             144              --
    Changes in assets and liabilities:
               Accounts receivable                                    1,181           1,197          (2,293)
               Restricted cash                                           --             408              (7)
               Inventories                                           (1,025)        (19,816)         (4,239)
               Prepaid expenses and other assets                        366          (2,207)            (79)
               Accounts payable                                       2,011           2,463          (2,752)
               Accrued payroll and vacation                             472            (263)            622
               Other accrued liabilities                                258             308              21
               Deferred lease income                                    (29)            264              --
                                                               ------------    ------------    ------------
               Net cash provided by (used in)
                  operating activities                                6,350         (12,212)         (1,899)
                                                               ------------    ------------    ------------

Cash flow from investing activities:
    Purchase of fixed assets                                           (632)           (896)           (267)
    Purchase of rental equipment                                     (2,621)         (3,193)         (5,401)
    Proceeds on sale of rental equipment                              3,663           7,596           6,723
    Proceeds on sale of fixed assets                                    438           1,708              68
    Purchase of assets of Arizona Pacific Materials, LLC                 --            (500)             --
    (Purchase) sale of other assets                                      --              --              22
                                                               ------------    ------------    ------------
         Net cash provided by investing activities                      848           4,715           1,145
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments on capital leases                                (43)            (27)            (38)
    Repayments of short-term financing - GE line of credit               --         (31,710)         (2,856)
    Issuance of common stock                                          1,765              --              --
    Note payable payment - purchase of Arizona Pacific
       Materials, LLC                                                    --          (2,500)             --
    Bridge loan borrowing                                                --           2,000              --
    Bridge loan payments                                             (1,333)           (604)             --
    Inventory floor plan financing                                   (1,932)          9,997           3,602
    Notes payable borrowing from related parties                         --             500              --
    Convertible debt issuance                                            --          30,000              --
    Payments on convertible debt                                     (6,780)             --             (13)
    Long-term debt borrowings                                         1,828           5,295              66
    Long-term debt repayments                                          (486)         (4,608)             (6)
                                                               ------------    ------------    ------------
         Net cash (used in) provided by financing activities         (6,981)          8,343             755
                                                               ------------    ------------    ------------

Increase in cash and cash equivalents                                   217             846               1
Cash and cash equivalents at beginning of year                          855               9               8
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $      1,072    $        855    $          9
                                                               ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:

Notes payable issued for the purchase of Arizona Pacific
Materials, LLC..............................................   --   2,500   --

Options valued at $292 were issued in connection with a
$500 note payable related to the down payment at closing
for the purchase of Arizona Pacific Materials See Note 12...   --     292   --

Options issued in lieu of cash payments in connection
with consulting service agreements entered into in
November 2004.  See Note 7..................................   --      97   --

Options issued in lieu of cash payments in connection
with consulting service agreements entered into in
February 2005.  See Note 7..................................   --      20   --

Stock issued in lieu of cash payments in connection
with consulting service agreements in May 2005.  See
Note 7......................................................   --      65   --

Warrants issued in lieu of cash in connection with a
$32,000 senior credit facility issued in June 2005.
See Note 7 .................................................  680   3,472   --

Options issued in lieu of cash payments in connection
with consulting service agreements entered into in
October 2005.  See Note 7...................................   69      --   --

Common issued in lieu of cash payments in connection with
consulting service agreements entered into in July 2006.
See Note 7..................................................  700      --   --









          See accompanying notes to consolidated financial statements.

Western Power & Equipment Corp.

Notes to Consolidated Financial Statements (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPTIONS AND WARRANTS DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

      Western Power & Equipment Corp. together with its subsidiaries, the "Company", is engaged in the sale, rental, and servicing of light, medium, and heavy construction and industrial, and agricultural equipment and related parts in Washington, Oregon, California, Nevada, and Alaska. Case Corporation ("Case") serves as the manufacturer of the single largest portion of the Company's products. In September 2005, the Company purchased the assets of Arizona Pacific Materials, LLC, with mining operations in the Phoenix and Flagstaff, Arizona areas.

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

     Inventory costs associated with the mining operations of Arizona Pacific Materials, LLC are determined using the last-in, first-out (LIFO) method. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of July 31, 2006 and 2005, the LIFO reserve was $433 and $223, respectively.

     INTANGIBLE ASSETS

     The Company evaluates the recoverability of it's goodwill and other intangibles in accordance with the Statement of Financial Accounting Board "SFASB" No. 142, Goodwill and Other Intangible Assets. As of July 31, 2006, the Company has not identified any impairment.

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

     LONG LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" at each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lived assets. The existence of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value of the assets. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The amount of any such impairment is determined by comparing the discounted future cash flows noted above with the associated carrying value of the assets. As of July 31, 2006, the Company has not identified any impairment.

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

     ADVERTISING EXPENSE

     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2006, 2005 and 2004 was $135, $108, and $82 respectively.

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

     TREASURY STOCK

     In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock. As of July 31, 2006 and 2005 the Company held 130,300 shares of treasury stock.

     RECLASSIFICATIONS

     Certain amounts in the 2005, and 2004 financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinuing operations.

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

     Diluted net income per share is computed using the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. Outstanding options were 5,030,000, warrants were 8,500,218 and convertible debenture shares were 13,268,248, totaling 26,798,466 as of July 31, 2006.

Earnings per common share is as follows:

                                                                     Years ended
                                                                       July 31,
                                                                       ('000's)
                                                     -------------------------------------------
                                                         2006            2005           2004
                                                     ------------    ------------   ------------
Basic

Numerator:
Net income (loss) available to common shareholders   $     (3,967)   $      2,490   $      1,913
Denominator:
Weighted average shares outstanding                        10,632          10,141         10,130

Basic earnings per common share                      $      (0.38)   $       0.25   $       0.19

Diluted

Net income (loss) available to common shareholders   $     (3,967)   $      2,490   $      1,913
Interest on convertible debt                                   --             243             --
                                                     ------------    ------------   ------------
Numerator for diluted earnings per share             $     (3,967)   $      2,733   $      1,913
                                                     ============    ============   ============

Weighted average shares outstanding                        10,632          10,141         10,130
Stock options                                                  --           1,128             --
Convertible debt shares                                        --          15,000             --
                                                     ------------    ------------   ------------
Denominator for diluted earnings per share                 10,632          26,269         10,130
                                                     ============    ============   ============

Diluted earnings (loss) per common share             $      (0.38)   $       0.10   $       0.19

STOCK BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company has adopted SFAS 123R as of August 1, 2005. As of July 31, 2006, all options were fully vested and during the year ended July 31, 2006 the Company did not grant any options to employees to purchase common stock.

     Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

     The Company adopted SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

     Accordingly, the adoption of SFAS 123R's fair value method did not have a significant impact on our results of operations. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the following table. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that the Company will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption. The Company cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether the Company will be in a taxable position.

     For the period ending prior to July 1, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

     The following table illustrates the effect on net income (loss) and income
     (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

     Years Ended July 31, 2005
                                                     Basic           Diluted
                                   Net income        E.P.S.          E.P.S.
                                   ----------      ----------      ----------
     As Reported                   $    2,490      $     0.25      $     0.10
     Less stock-based employee
       compensation cost, net
       of tax effect, under
       fair value accounting             (113)          (0.02)          (0.01)
                                   ----------      ----------      ----------
     Pro Forma                     $    2,377      $     0.23      $     0.09
                                   ==========      ==========      ==========



     Year Ended July 31, 2004
                                                     Basic           Diluted
                                   Net income        E.P.S.          E.P.S.
                                   ----------      ----------      ----------
     As Reported                   $    1,913      $     0.19      $     0.19
     Less stock-based employee
       compensation cost, net
       of tax effect, under
       fair value accounting             (141)          (0.01)          (0.01)
                                   ----------      ----------      ----------
     Pro Forma                     $    1,772      $     0.18      $     0.18
                                   ==========      ==========      ==========

     The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has computed for pro-forma disclosure purposes the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2005 and 2004 were:

                                                      FY05            FY04
                                                   ----------      ----------
                    Risk free interest rate           2.50%           4.22%

                    Expected dividend yield            N/A             N/A

                    Expected life                        2              10

                    Expected volatility              115.0%          98.7%

     The weighted average fair value per share of the options and warrants granted in fiscal years 2005 and 2004 are $ 0.71and $ 0.32, respectively.

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), "Share-Based Payment." This statement requires companies to expense the value of employee stock options and similar awards. Under Financial Accounting Standard (FAS) 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment" using the modified-prospective-transition method. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The statement's effective date is the first annual period beginning August 1, 2005, and it applies to all outstanding and unvested SBP awards at a company's adoption. We adopted this accounting pronouncement during the current fiscal year. Upon adoption there was no impact on the consolidated financial statements.

     In May 2005, the FASB issued FASB 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the consolidated financial statements.

     The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the consolidated financial position, results of operations, or cash flows.

     In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the consolidated financial position, results of operations or cash flows.

     EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights is a derivative liability. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material impact on the consolidated statements.

     In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. Management does not believe this pronouncement will have a material impact on the consolidated financial statements.

     In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues (EITF Issue No. 05-7 and 05-8) are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management does not believe this pronouncement will have a material impact on the consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the financial position or results of operations.

     In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect FIN 48 to have a material impact on the financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                      Years ended July 31,
                                                 ------------------------------
                                                   2006       2005       2004
                                                 --------   --------   --------
     Cash paid (received) during the year for:
       Interest                                  $  4,121   $  2,980   $  2,409
       Income taxes, net of refunds              $      1   $      5   $     15

2.   RELATED PARTY TRANSACTIONS

     McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company leased real property and improvements, at our Sacramento location, to the Company under the terms of a 20-year commercial lease agreement dated March 1, 1996. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to McLain-Rubin Realty, L.L.C. (MRR). MRR is a Delaware limited liability company the owners of which are Messrs. C. Dean McLain, the President and Chairman of the Company, and Robert M. Rubin, a director of the Company. The Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276.

     On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company, for a 5-year lease on its Vancouver, Washington corporate office. The lease was renewed in July 2006 to expire June 2016. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

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

     On September 8, 2004, McLain-Rubin Realty Company II, LLC ("MRR II"), The Rubin Family Irrevocable Stock Trust and certain other related parties loaned the Company $500 for the purchase of Arizona Pacific Materials, LLC. The interest rate on these notes is 6% with maturity dates between December 31, 2005 and 2008. These related parties received a total of 2,000,000 options to purchase the Company's stock at a price of $0.55 per share as part of the loan agreement. The options were valued at $292 and the cost is being amortized over the life of the loans. As of July 31, 2006 the balance of this loan was $472 (net of discount of $28). No payments have been made towards these loans as of July 31, 2006.

3.   INVENTORIES

     Inventories (net) consist of the following:
                                                         July 31,     July 31,
                                                           2006         2005
                                                         --------     --------
     Equipment (net of reserves of $3,429 and
       $2,956 respectively):
         New equipment                                   $ 30,939     $ 32,702
         Used equipment                                     4,724        4,232
     Mining                                                   825          886
     Parts (net of reserves of $734 and $981
       respectively)                                        5,995        5,117
                                                         --------     --------
                                                         $ 42,483     $ 42,937
                                                         ========     ========

4.   FIXED ASSETS

     Fixed assets consist of the following:
                                                         July 31,     July 31,
                                                           2006         2005
                                                         --------     --------
     Property, plant, and equipment:
     Land                                                $  1,277     $  1,277
     Buildings                                              1,152        1,152
     Machinery and equipment                                4,751        2,913
     Office furniture and fixtures                          1,779        1,806
     Computer hardware and software                         1,068        1,261
     Vehicles                                               1,399        1,269
     Leasehold improvements                                 1,082          977
                                                         --------     --------
                                                           12,508       10,655
     Less: accumulated depreciation                        (7,278)      (6,880)
                                                         --------     --------
     Property, plant, and equipment (net)                $  5,230     $  3,775
                                                         ========     ========

     Rental equipment fleet                              $  4,757     $  8,576
     Less: accumulated depreciation                        (1,334)      (2,869)
                                                         --------     --------
     Rental equipment (net)                              $  3,423     $  5,707
                                                         ========     ========

     Total depreciation expense for fixed assets during fiscal years 2006 and 2005 was $1,392 and $1,906, respectively.

     As of July 31, 2006 and 2005 fixed assets (net) includes property under capital leases in the amount of $456 and $503, respectively.

5.   DEBT OBLIGATIONS

     Floor Planning
     --------------

     The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case (for Case inventory) and with other finance companies and equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. The maximum amount of the credit facility is $24.5 million.

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

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                          As of July 31,
                                 Interest Rate         2006           2005
                                 -------------       --------       --------
     Case Credit Corporation      Prime + 2%         $ 22,627      $ 24,558
                                   (6.75%)


                                     2006              2005           2004
                                   --------          --------       --------
     Interest Paid                 $    818          $    367       $    232

     Convertible Debt
     ----------------

     In June 2005, the Company closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6% (11.14% as of July 31, 2006). The lenders were also granted warrants to purchase approximately 8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920 and is recorded as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with 1,312,500 warrants to be issued with this additional debt. The value of these rights is $441 and is also recorded as debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling our Spokane and Clarkston locations. The incremental fair value of this conversion price change was calculated to be $680 (based on a Black-Scholes model determined by an independent appraiser) and is also recorded as debt discount to be amortized over the remaining life of the related debt. In accordance with EITF 96-19, "Debtors Accounting for a Modification of Exchange of Debt Instruments", the modification to the debt agreement was not determined to be a substantial modification. In connection with the convertible debt and the bridge loan (see below), the Company paid a $1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

     The convertible debt agreement contains a provision whereby the holders of such debt obligations (after 36 months from the original issue date) may require the Company to redeem up to 50% of the outstanding principal balance of the debenture.

     The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27, "Application of Issue No. 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to Certain Convertible Instruments". The Company also considered the guidance of EITF 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19", as discussed in Note 1.

     The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of July 31, 2006 is $20,223 (net of discount of $2,997) of which $6,176 (net of discount of $1,046) is short term. The amounts amortized to interest expense during fiscal years 2006 and 2005 were $ 924 and $ 121, respectively.

     Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials (see Note 12).

     Bridge Loan
     -----------

     In June 2005, the Company closed a new $2 million six month bridge loan, with a variable interest rate of LIBOR plus 6%. The lenders were granted warrants to purchase approximately 312,000 common shares of the Company at $1.75 per share. The value of these warrants is $111 and is recorded as debt discount to be amortized over the life of the related debt. This loan was paid off in December 2005 and the debt discount fully amortized to interest expense.

     Notes Payable
     -------------

     Notes payable consists of the following: (000's)
                                                         July 31,     July 31,
     Description                                           2006         2005
     -----------                                         --------     --------

     Note Payable to Investor dated March 30, 2001
     due on demand and non-interest bearing..............      50           50

     Note payable to West Coast Bank dated March 15,
     2005 in the amount of $795, due in monthly
     installments of $ 16 beginning May 15, 2005,
     expiring April 2010, including interest at 6.50%
     per annum secured by specific equipment in
     inventory...........................................     621          761

     Notes payable to CIT Financial dated beginning
     in August 1, 2005 in the amount of $1,896, due
     in monthly installments of $ 31 beginning December
     2005, expiring November 2010, including interest
     ranging from 8.25% to 9.5% per annum secured by
     specific equipment in inventory.....................   1,495           --

     Notes payable to GMAC dated November 15, 2003 in
     the amount of $66 with payments of $1 per month
     including interest at 7.2% per annum, expiring
     January 2009........................................      36           49
                                                         --------     --------
     Total                                               $  2,202     $    860
     Less current portion                                    (629)        (205)
                                                         --------     --------
     Total Long-Term Notes Payable                       $  1,573     $    655
                                                         ========     ========

     Future minimum payments under these noncancelable notes payable as of July 31, 2006, are as follows:

Years ending July 31,                        Notes     Convertible
                                            Payable        Debt        Total
                                           ----------   ----------   ----------

   2007                                    $      629   $    7,222   $    7,851
   2008                                           585        6,667        7,252
   2009                                           589        6,667        7,256
   2010                                           382        2,664        3,046
   2011                                            17           --           17
   Thereafter                                      --           --           --
                                           ----------   ----------   ----------
Total annual payments                           2,202       23,220       25,422
Less debt discount                                 --        2,997        2,997
                                           ----------   ----------   ----------
Present value of minimum payments
(net of discount)                               2,202       20,223       22,425
Less current portion                              629        6,176        6,805
                                           ----------   ----------   ----------
Long-term portion                          $    1,573   $   14,047   $   15,620
                                           ==========   ==========   ==========

6.   INCOME TAXES

     The current year's Federal and State income tax provision consists substantially of minimum taxes. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                       Years Ended
                                          ------------------------------------
                                            July 31,     July 31,     July 31,
                                             2006         2005         2004
                                          ----------   ----------   ----------

     Statutory federal income tax rate          34.0%        34.0%        34.0%
     State income taxes, net of
        federal income tax benefit               5.0%         5.0%         5.0%
     Change in valuation                         0.0%       360.0%         0.0%
     Utilization of NOLs                       (39.0%)      (39.0%)      (39.0%)
                                          ----------   ----------   ----------
     Total                                      (0.0%)      360.0%         0.0%
                                          ==========   ==========   ==========

     Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:

                                                               Year Ended
                                                        -----------------------
                                                          July 31,     July 31,
                                                           2006         2005
                                                        ----------   ----------
     Net Current Deferred Tax Assets:
        Inventories                                     $    2,714   $    2,139
        Accounts receivable allowance                          337          351
        Accrued vacation and bonuses                           293            1
        Other accruals                                         123           --
                                                        ----------   ----------

        Current Deferred Tax Asset                           3,467        2,491
        Less-Valuation Allowance                            (2,798)      (1,827)
                                                        ----------   ----------
        Net Current Deferred Tax Asset                         669          664
                                                        ----------   ----------

     Net Long-Term Deferred Tax Assets:
        Fixed Assets                                           147          108
        Goodwill and intangibles                               519          591
        Net operating loss carryforwards                     1,882        2,435
                                                        ----------   ----------
        Long-term Deferred Tax Asset (Liability)             2,548        3,134
        Less- Valuation Allowance                           (1,717)      (2,298)
                                                        ----------   ----------
        Net Long-term Deferred Tax Asset (Liability)    $      831   $      836
                                                        ==========   ==========

     The net change in the valuation allowance for deferred tax assets increased by $390 and decreased by approximately $2,314 for the years ended July 31, 2006 and 2005, respectively.

     The valuation allowance primarily relates to the Federal and State net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize a portion of the benefits of these deductible differences in the near future and therefore a valuation allowance of $4,125 was established.

     As of July 31, 2006 the Company has approximately $4.9 million of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2016 through 2021.

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

     In January 2006, the Company granted 300,000 warrants, with an exercise price of $2.00 per common share, in connection with consulting services related to the $30 million of convertible debt. The fair value of the warrants granted of $69 was recorded as additional debt issuance costs and is being amortized over the life of the convertible debt (5 years). The total unamortized amount of debt issuance cost was $1,297 as of July 31, 2006.

     In February 2006, the Company sold 950,000 shares of restricted common stock to an outside third party at a price of $1.87 per share or $1,776, resulting in proceeds of $1,710 after brokerage fees.

     In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling our Spokane and Clarkston locations. The value of this conversion price change was calculated as $680,000 and is also recorded as additional debt discount to be amortized over the remaining life of the related debt.

     In May 2006, 100,000 previously issued options were exercised at an exercise price of $.55 per common share or $55.

     In June 2006, the Company issued 500,000 restricted common shares in connection with a consulting agreement. The fair value of the consulting services is $700 and was recorded as deferred compensation and is being amortized over the 12-month agreement period beginning June of 2006. As of July 31, 2006, the unamortized balance of the prepaid consulting services was $642. In October 2006, the agreement was cancelled and the shares of common stock were returned to the Company and the transaction reversed.

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

     The following summarizes the stock option transactions under the Company's employee and director stock option plans:
                                                          Average     Average
                                                         Weighted    Intrinsic
                                             Shares    Option Price    Value
                                           ----------   ----------
     Options outstanding July 31, 2003      1,210,000         0.53

     Exercised                                     --           --
     Canceled                                 (50,000)        0.53
     Granted                                  440,000         0.35
                                           ----------   ----------
     Options outstanding July 31, 2004      1,600,000         0.48

     Exercised                                     --           --
     Canceled                                      --           --
     Granted                                  300,000         1.10
                                           ----------   ----------
     Options outstanding July 31, 2005      1,900,000         0.59

     Exercised                                     --           --
     Canceled                                 (20,000)        0.35
     Granted                                       --           --
                                           ----------   ----------
     Options outstanding July 31, 2006
     (all exercisable)                      1,880,000         0.58   $1,071,600
                                           ==========   ==========   ==========

The following table sets forth the exercise prices, the number of options and warrants outstanding and exercisable, and the remaining contractual lives at July 31, 2006:

-------------   -----------------   -----------------   -----------------   -----------------   -----------------
                                        WEIGHTED         WEIGHTED AVERAGE                           WEIGHTED
                    NUMBER OF            AVERAGE        CONTRACTUAL YEARS      NUMBER OF             AVERAGE
 EXERCISE            OPTIONS/         EXERCISE PRICE      LIFE REMAINING        OPTIONS/          EXERCISE PRICE
  PRICE             WARRANTS                                                    WARRANTS
                   OUTSTANDING                                                 EXERCISABLE
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $0.531             1,150,000              $0.531          4.50               1,150,000               $0.531
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $0.350               330,000              $0.350          7.33                 330,000               $0.350
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $0.350               100,000              $0.350          2.33                 100,000               $0.350
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $0.550             2,000,000              $0.550          8.17               2,000,000               $0.550
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $0.550               650,000              $0.550          3.25                 650,000               $0.550
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $1.100               300,000              $1.100          3.25                 300,000               $1.100
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $1.190               200,000              $1.190          3.75                 200,000               $1.190
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $1.750             8,500,218              $1.750          3.80               8,500,218               $1.750
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
    $2.000               300,000              $2.000                               300,000               $2.000
                      ----------                                                ----------
-------------   -----------------   -----------------   -----------------   -----------------   -----------------
   Total              13,530,218                                                13,530,218
                      ==========                                                ==========
-------------   -----------------   -----------------   -----------------   -----------------   -----------------

A summary of the Company's nonvested shares as of July 31, 2005 and 2006 and changes during the years ended July 31, 2005 and 2006 is presented below:

                                                            WEIGHTED-AVERAGE
                                                               GRANT-DATE
NONVESTED SHARES                       SHARES                  FAIR VALUE
----------------                    ------------               ----------
Nonvested at August 1, 2004                   --                $   0.00

Granted                                2,950,000                $   0.13

Vested                                (2,249,158)               $   0.13
                                    ------------

Nonvested at July 31, 2005               700,842                $   0.13

Granted                                       --                $   0.00

Vested                                  (700,842)               $   0.13
                                    ------------

Nonvested at July 31, 2006                    --                $   0.00
                                    ============

8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,376 and $1,364 for the years ended July 31, 2006 and 2005, respectively.

     Assets recorded under capital leases are recorded in fixed assets and are as follows:

                                                July 31,        July 31,
                                                  2006            2005
                                               ----------      ----------
     Capitalized asset value                   $      953      $      953
     Less accumulated amortization                   (497)           (450)
                                               ----------      ----------
                                               $      456      $      503
                                               ==========      ==========

     Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2006, are as follows:

                                                 Capital        Operating
     Year ending July 31,                        leases          leases
                                               ----------      ----------
     2007                                             132           1,553
     2008                                             132           1,109
     2009                                             132             951
     2010                                             132             775
     2011                                             132             636
     Thereafter                                       573           1,716
                                               ----------      ----------
     Total annual lease payments               $    1,233      $    6,740
                                                               ==========
     Less amount representing interest, with
         imputed interest rates ranging from
         6% to 15%                                    422
                                               ----------
     Present value of minimum lease payments          811
     Less current portion                              56
                                               ----------
     Long-term portion                         $      755
                                               ==========

     PURCHASE COMMITMENTS

     The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2006, such purchase commitments totaled $ 13,301.

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

9.   CONCENTRATION OF CREDIT RISK

     Case Corporation provided approximately 52%, 51% and 53% of our products for the years ending July 31, 2006, 2005 and 2004 respectively. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If the Company is unable to obtain Case products or to continue the Company's relationship with Case, the Company may experience reductions in product and service sales and increased expenses. The Company's operations will be negatively affected if we experience inadequate supplies of any key products.

10.  PRODUCT INFORMATION

     The Company's operations consist of two business segments, the equipment dealership and the mining operation. However, the Company evaluates performance based on revenue and gross margin of four distinct product categories. Revenue and gross margin by product categories are summarized as follows:

     ----------------------------   ----------      ----------      ----------
       Business Component           Year Ended      Year Ended      Year Ended
          Net Revenues             July 31, 2006   July 31, 2005   July 31, 2004
     ----------------------------   ----------      ----------      ----------
     Equipment Sales                $   93,747      $   73,669      $   72,834
     ----------------------------   ----------      ----------      ----------
     Equipment Rental                    1,368           2,816           4,663
     ----------------------------   ----------      ----------      ----------
     Product Support                    26,213          24,271          22,990
     ----------------------------   ----------      ----------      ----------
     Mining                              1,679           1,223              --
     ----------------------------   ----------      ----------      ----------
         Totals                     $  123,007      $  101,979      $  100,487
     ----------------------------   ----------      ----------      ----------


     ----------------------------   ----------      ----------      ----------
       Business Component           Year Ended      Year Ended      Year Ended
         Gross Margins             July 31, 2006   July 31, 2005   July 31, 2004
     ----------------------------   ----------      ----------      ----------

     Equipment Sales                $    7,074      $    6,866      $    6,957
     ----------------------------   ----------      ----------      ----------
     Equipment Rental                      148             417             625
     ----------------------------   ----------      ----------      ----------
     Product Support                     5,800           4,558           4,710
     ----------------------------   ----------      ----------      ----------
     Mining                                315             388              --
     ----------------------------   ----------      ----------      ----------
         Totals                     $   13,337      $   12,229      $   12,292
     ----------------------------   ----------      ----------      ----------

     Asset information by reportable product line is not reported, since the Company does not produce such information internally.

11.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

     Fiscal 2006:                                                         Quarter                                Total
                                                    First          Second          Third         Fourth          Year
                                                  ----------     ----------     ----------     ----------     ----------
     Net sales                                    $   29,728     $   31,331     $   29,910     $   32,038        123,007

     Gross Profit                                      3,764          3,305          2,831          3,437         13,337

     Net income (loss) - continuing
         operations                                     (507)          (868)        (1,391)        (1,811)        (4,577)
     Net income (loss) - discontinued
         operations                                      298            110            202             --            610
                                                  ----------     ----------     ----------     ----------     ----------
     Net Income (loss)                                  (209)          (758)        (1,189)        (1,811)        (3,967)
                                                  ==========     ==========     ==========     ==========     ==========

     Earnings (loss) per common share-basic:
     Income (loss) per share -
       continuing                                      (0.05)         (0.09)         (0.13)         (0.16)         (0.43)
     Income (loss) per share -
       discontinuing                                    0.03           0.01           0.02             --           0.06
                                                  ----------     ----------     ----------     ----------     ----------
     Earnings (loss) per common share-
       basic                                           (0.02)         (0.08)         (0.11)         (0.16)         (0.37)
                                                  ==========     ==========     ==========     ==========     ==========

     Earnings (loss) per common share-diluted:
     Income (loss) per share -
       continuing                                      (0.05)         (0.09)         (0.13)         (0.16)         (0.43)
     Income (loss) per share -
       discontinuing                                    0.03           0.01           0.02             --           0.06
                                                  ----------     ----------     ----------     ----------     ----------
     Earnings (loss) per common share-
       diluted                                         (0.02)         (0.08)         (0.11)         (0.16)         (0.37)
                                                  ==========     ==========     ==========     ==========     ==========

     Fiscal 2005:                                                         Quarter                                Total
                                                    First          Second          Third         Fourth          Year
                                                  ----------     ----------     ----------     ----------     ----------
     Net sales                                    $   23,170     $   26,499     $   25,899     $   26,411     $  101,979

     Gross Profit                                      3,764          1,763          2,535          4,167         12,229

     Net income (loss) - continuing
       operations                                        294           (290)          (247)         1,294          1,051
     Net income (loss) - discontinued
       operations                                        225            407            112            695          1,439
                                                  ----------     ----------     ----------     ----------     ----------
     Net Income (loss)                                   519            117           (135)         1,989          2,490
                                                  ==========     ==========     ==========     ==========     ==========

     Earnings (loss) per common share-basic:
     Income (loss) per share -
       Continuing                                       0.03          (0.03)         (0.02)          0.12           0.10
     Income (loss) per share -
       discontinuing                                    0.02           0.04           0.01           0.08           0.15
                                                  ----------     ----------     ----------     ----------     ----------
     Earnings (loss) per common
       share-basic                                      0.05           0.01          (0.01)          0.20           0.25
                                                  ==========     ==========     ==========     ==========     ==========

     Earnings (loss) per common share-diluted:
     Income (loss) per share -
       continuing                                       0.01          (0.01)         (0.02)          0.06           0.04
     Income (loss) per share -
       discontinuing                                    0.01           0.02           0.01           0.02           0.06
                                                  ----------     ----------     ----------     ----------     ----------
     Earnings (loss) per common
       share-diluted                                    0.02           0.01          (0.01)          0.08           0.10
                                                  ==========     ==========     ==========     ==========     ==========


     Fiscal 2004:                                                         Quarter                                Total
                                                    First          Second          Third         Fourth          Year
                                                  ----------     ----------     ----------     ----------     ----------

     Net sales                                    $   24,052     $   24,760     $   22,348     $   29,327     $  100,487
     Gross Profit                                      3,082          2,433          1,927          4,850         12,292

     Net income (loss) - continuing
       operations                                        405           (213)          (792)         1,933          1,333
     Net income (loss) - discontinued
       operations                                        179            (25)            90            336            580
                                                  ----------     ----------     ----------     ----------     ----------
     Net Income (loss)                                   584           (238)          (702)         2,269          1,913
                                                  ==========     ==========     ==========     ==========     ==========


     Earnings (loss) per common share-basic:
     Income (loss) per share -
       continuing                                       0.04          (0.02)         (0.08)          0.19           0.13
     Income (loss) per share -
       discontinuing                                    0.02           0.00           0.01           0.02           0.05
                                                  ----------     ----------     ----------     ----------     ----------
     Earnings (loss) per common
       share-basic                                      0.06          (0.02)         (0.07)          0.21           0.18
                                                  ==========     ==========     ==========     ==========     ==========

     Earnings (loss) per common share-diluted:
     Income (loss) per share -
       continuing                                       0.04          (0.02)         (0.08)          0.19           0.13
     Income (loss) per share -
       discontinuing                                    0.02           0.00           0.01           0.02           0.05
                                                  ----------     ----------     ----------     ----------     ----------
     Earnings (loss) per common
       share-basic                                      0.06          (0.02)         (0.07)          0.21           0.18
                                                  ==========     ==========     ==========     ==========     ==========

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

The following table summarizes the allocation of the purchase price:

     Purchase Price:
     ---------------
     Cash                                        $       500
     Note payable to members                           2,500
                                                 -----------
        Total Purchase Price                     $     3,000
                                                 ===========
     Allocation of Purchase Price:
        Inventory                                $     1,005
        Land                                           1,129
        Furniture, fixtures & equipment                  866
                                                 -----------
        Total Assets Acquired                    $     3,000
                                                 ===========

The Western Power Note for $2,500 and accrued interest was paid in June 2005.

Western Power issued notes to related parties for the $500 paid at closing, on behalf of Western Power by these related parties. Per the note agreements payment on these notes was due September 30, 2005 (extended in June 2005 to December 2008) and accrues simple interest at the rate of six percent (6%) per annum. Per the terms of the convertible debt agreement, the payment of these notes was amended to be paid $200 plus accrued interest in December 2005, $100 plus accrued interest in December 2006, 2007 and 2008. In addition, the Company issued 2,000,000 options (associated with the $500 notes) on September 9, 2004 with an exercise price of $0.55 per share vesting over the twelve months beginning October 2004. The estimated fair value of these options is $292 and is recorded as deferred debt discount and is being amortized over the period of the related debt. The unamortized deferred debt discount as of July 31, 2006 was $28.

The following table of proforma unaudited information gives effect to the acquisitions of the assets from Arizona Pacific Materials, LLC as if such acquisition had occurred at the beginning of the periods shown.

                                                         YEARS ENDED
                                                July 31, 2005   July 31, 2004
                                                   (000's)         (000's)
                                                 -----------     -----------
Revenues                                         $   102,075     $    98,943
Net income                                       $       767     $    (1,268)
Net income per share - basic                     $      0.03     $     (0.13)
Net income per share - diluted                   $      0.03     $     (0.13)

13.  SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable operating segments are shown in the following tables ('000's).

                                    Western Power &  Arizona Pacific
                                    Equipment Corp    Materials, LLC    Total
    For the Year Ended July 31, 2006

     Revenues                        $  115,999        $    1,679    $  123,007
     Income (loss) from continuing
     operations                      $   (2.898)       $   (1,679)   $   (4,577)
     Net income (loss)               $   (2,045)       $   (1,922)   $   (3,967)
     Capital expenditures            $    1,155        $    2,098    $    3,253
     Total identifiable assets at
     July 31, 2005                   $   59,270        $    5,333    $   64,603

                                    Western Power &  Arizona Pacific
                                    Equipment Corp    Materials, LLC    Total
     For the Year Ended July 31, 2005
     Revenues                        $  100,756        $    1,223    $  101,979
     Income (loss) from continuing
     operations                      $    1,929        $     (878)   $    1,051
     Net income (loss)               $    3,360        $     (870)   $    2,490
     Capital expenditures            $    1,548        $    2,541    $    4,089
     Total identifiable assets at
     July 31, 2005                   $   67,387        $    4,250    $   71,637


                                    Western Power &  Arizona Pacific
                                    Equipment Corp    Materials, LLC    Total
     For the Year Ended July 31, 2004

     Revenues                        $  100,487        $        0    $  100,487
     Income from continuing
     operations                      $    1,333        $        0    $    1,333
     Net income                      $    1,913        $        0    $    1,913
     Capital expenditures            $    5,668        $        0    $    5,668
     Total identifiable assets at
     July 31, 2004                   $   55,024        $        0    $   55,024

14.  DISCONTINUED OPERATIONS

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold in March 2006.

     We classify closed or sold branch locations in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when we will not have any significant continuing involvement in the operation of the branch after disposal. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Certain corporate level charges, such as general office expenses and interest expense are not allocated to discontinued operations because we believe that these expenses are not specific to the branch location's operations.

     We sold our Spokane and Clarkston, Washington locations in March 2006 for a total sales price of $2,871. Included in the sale was inventory with a cost of $2,455. We also sold fixed assets with an original cost of $662 (net book value of $150) resulting in a gain of $251.

     Assets held for sale of $3,871 as of July 31, 2005 is comprised of fixed assets, inventory and rental equipment.

     The following table presents selected financial data for the discontinued operations of our business (in thousands of dollars):

     ------------------------------------  -------------  -------------  -------------
                                            Year Ending    Year Ending    Year Ending
                                           July 31, 2006  July 31, 2005  July 31, 2004
     ------------------------------------  -------------  -------------  -------------
     Revenue from discontinued operations     $   8,377      $ 15,244       $ 15,030
     ------------------------------------  -------------  -------------  -------------
     Gross Profit from discontinued
     operations                               $     678      $  1,929       $  1,877
     ------------------------------------  -------------  -------------  -------------
     SG & A from discontinued
     Operations                               $     319      $    766       $  1,297
     ------------------------------------  -------------  -------------  -------------
     Income from discontinued operations      $     359      $  1,162       $    580
     ------------------------------------  -------------  -------------  -------------
     Gain on sale of discontinued
     operations                               $     251      $    277       $     --
     ------------------------------------  -------------  -------------  -------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheets of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended July 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Power & Equipment Corp. as of July 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ending July 31, 2006, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ Marcum & Kliegman LLP
                                                 -------------------------
                                                 MARCUM & KLIEGMAN LLP
New York, New York
September 29, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

Our audit of the consolidated financial statements referred to in our report dated September 29, 2006 appearing on page F-26 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                 /s/ Marcum & Kliegman LLP
                                                 -------------------------
                                                 MARCUM & KLIEGMAN LLP

New York, New York
September 29, 2006

                                   SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
             For the Fiscal Years Ended July 31, 2006, 2005 and 2004

                             (DOLLARS IN THOUSANDS)


                                       Balance at      Charged to    Charged to                  Balance at
                                       Beginning       Costs and        Other                      End of
               DESCRIPTION             of Period        Expenses      Accounts     Deductions      Period
               -----------             ---------        --------      --------     ----------      ------
ACCOUNTS RECEIVABLE RESERVE:

  Fiscal year ended July 31, 2006       $  906           $ 191         $  ---      $  (233)       $  864

  Fiscal year ended July 31, 2005          938              14            ---          (46)          906

  Fiscal year ended July 31, 2004          555             412            ---          (29)          938

INVENTORY RESERVE:

  Fiscal year ended July 31, 2006        3,937           1,610            ---       (1,384)        4,163

  Fiscal year ended July 31, 2005        4,115             844            ---       (1,022)        3,937

  Fiscal year ended July 31, 2004        4,871             239            ---         (995)        4.115

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



SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/S/ C. DEAN MCLAIN             PRESIDENT, CHIEF                 OCTOBER 26, 2006
---------------------          EXECUTIVE OFFICER,
C. DEAN MCLAIN                 AND CHAIRMAN


/S/ MARK J. WRIGHT             VICE PRESIDENT OF FINANCE,       OCTOBER 26, 2006
---------------------          CHIEF FINANCIAL AND PRINCIPAL
MARK J. WRIGHT                 ACCOUNTING OFFICER,
                               TREASURER AND SECRETARY


/S/ MICHAEL METTER             DIRECTOR                         OCTOBER 26, 2006
---------------------
MICHAEL METTER


/S/ STEVEN MOSKOWITZ           DIRECTOR                         OCTOBER 26, 2006
---------------------
STEVEN MOSKOWITZ


/S/ JAMES FISHER               DIRECTOR                         OCTOBER 26, 2006
---------------------
JAMES FISHER