Form 10-Q
period 2006-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2006-12-12
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 2006
                         Commission File Number 0-26230


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

                         YES [X]         NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2006.

         Title of Class                                      Number of shares
          Common Stock                                         Outstanding
  (par value $.001 per share)                                   11,230,000
================================================================================

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                  Page Number

          Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          October 31, 2006 (Unaudited) and July 31, 2006............................   3

          Condensed Consolidated Statements of Operations (Unaudited)
          Three months ended October 31, 2006 and October 31, 2005..................   4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Three months ended October 31, 2006 and October 31, 2005..................   5-6

          Notes to Condensed Consolidated Financial Statements (Unaudited)..........   7-13

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................   14-19

          Item 3. Quantitative and Qualitative Disclosures about Market Risk........   20

          Item 4. Controls and Procedures...........................................   20


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings................................................   21

          Item 1A. Risk Factors.....................................................   21

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......   21

          Item 3.  Defaults Upon Senior Securities..................................   21

          Item 4.  Submission of Matters to a Vote of Security Holders..............   21

          Item 5.  Other Information................................................   21

          Item 6.  Exhibits.........................................................   21

SIGNATURES..........................................................................   22

ITEM 1.  FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     October 31,    July 31,
                                                                                        2006          2006
                                                                                      --------      --------
                                                                                     (Unaudited)
          ASSETS
Current assets:
     Cash and cash equivalents ..................................................     $    351      $  1,072
     Accounts receivable, less allowance for doubtful
       accounts of $ 935 and $ 864 ..............................................        6,818         9,078
     Inventories - net ..........................................................       40,134        42,483
     Deferred tax asset .........................................................          669           669
     Prepaid expenses ...........................................................           92           141
                                                                                      --------      --------
            Total current assets ................................................       48,064        53,443
                                                                                      --------      --------
Fixed assets:
     Property, plant and equipment (net) ........................................        6,039         5,230
     Rental equipment fleet (net) ...............................................        6,074         3,423
                                                                                      --------      --------
            Total fixed assets ..................................................       12,113         8,653
                                                                                      --------      --------
Other assets
     Security Deposits ..........................................................          371           379
     Deferred taxes .............................................................          830           831
     Deferred debt issuance costs ...............................................        1,205         1,297
                                                                                      --------      --------
         Total other assets .....................................................        2,406         2,507
                                                                                      --------      --------

Total assets ....................................................................     $ 62,583      $ 64,603
                                                                                      ========      ========

          LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under floor plan financing ......................................     $ 22,387        22,627
     Convertible debt, net of discount of $ 1,046 and $ 1,046 ...................        5,621         6,176
     Notes payable-related parties, net of discount of $ 21 and $ 28 ............          379           472
     Notes payable ..............................................................          793           629
     Accounts payable ...........................................................       10,623         9,937
     Accrued payroll and vacation ...............................................        1,430         1,404
     Other accrued liabilities ..................................................        1,528         1,567
     Capital lease obligation ...................................................           58            56
                                                                                      --------      --------
         Total current liabilities ..............................................       42,819        42,868
                                                                                      --------      --------

Long-term liabilities
     Convertible Debt, net of discount of $ 1,689 and $ 1,951 ...................       12,641        14,047
     Notes Payable ..............................................................        1,800         1,573
     Deferred Lease Income ......................................................          228           236
     Capital lease obligation ...................................................          739           755
                                                                                      --------      --------
      Total long-term liabilities ...............................................       15,408        16,611
                                                                                      --------      --------
Total liabilities ...............................................................       58,227        59,479
                                                                                      --------      --------
Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ..............................................         --            --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 11,360,300 and 11,860,300 issued and 11,230,000 and 11,730,000
       outstanding as of October 31, 2006 and July 31, 2006, respectively .......           11            12
     Additional paid-in capital .................................................       23,432        24,072
     Deferred compensation ......................................................         --            (642)
     Accumulated deficit ........................................................      (18,243)      (17,474)
     Less common stock in treasury, at cost
       (130,300 shares) .........................................................         (844)         (844)
                                                                                      --------      --------
         Total stockholders' equity .............................................        4,356         5,124
                                                                                      --------      --------
Total liabilities and stockholders' equity ......................................     $ 62,583      $ 64,603
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                           Three Months Ended
                                                               October 31,
                                                           2006          2005

Net revenues ........................................    $ 29,377      $ 29,576

Cost of revenues (includes depreciation of
   $826 and $807, respectively) .....................      26,048        25,817
                                                         --------      --------
Gross profit ........................................       3,329         3,759

Selling, general and administrative expenses ........       2,857         2,818
                                                         --------      --------
Operating Income ....................................         472           941

Other income (expense):
     Interest expense ...............................      (1,270)       (1,311)
     Other income (expense) .........................         151          (125)
                                                         --------      --------
Loss before income tax provision ....................        (647)         (495)

Income tax provision ................................          16            16
                                                         --------      --------
Loss from continuing operations .....................        (663)         (511)

Income (loss) from discontinued operations ..........        (106)          302

Net loss ............................................    $   (769)     $   (209)
                                                         ========      ========
Basic and diluted earnings (loss) per common share
     Loss per share of continuing operations ........    $  (0.06)     $  (0.05)

     Discontinued operations ........................       (0.01)         0.03
                                                         --------      --------
     Loss per share .................................    $  (0.07)     $  (0.02)
                                                         ========      ========
Weighted average outstanding common shares for
     basic and diluted  loss per common share .......      11,230        10,130
                                                         ========      ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                          Three Months Ended
                                                                              October 31,
                                                                          2006          2005
                                                                        --------      --------
Cash flows from operating activities:
     Net loss ......................................................    $   (769)     $   (209)

Adjustments to reconcile net loss from operations to
net cash provided (used in) by operating activities:
     Depreciation ..................................................       1,762         2,041
     Bad Debts .....................................................         104             3
     Amortization of debt discount .................................         268           283
     Gain (loss) on sale of fixed assets and rental equipment ......          31          (179)
     Amortization of debt issuance costs ...........................          93           137
     Stock based compensation ......................................        --              18
     Changes in assets and liabilities:
         Accounts receivable .......................................       2,156         2,013
         Inventories ...............................................      (2,841)       (4,417)
         Prepaid expenses and other assets .........................          58           371
         Accounts payable and accrued expenses .....................         687          (923)
         Accrued payroll and vacation ..............................          26          (245)
         Other accrued liabilities .................................         (44)           76
         Deferred Lease Income .....................................          (7)           (7)
                                                                        --------      --------
Net cash provided by (used in) operating activities ................       1,524        (1,038)
                                                                        --------      --------

Cash flows from investing activities:
     Purchase of property, plant and equipment .....................        (555)         (223)
     Purchases of rental equipment .................................         (11)          (22)
     Proceeds on sale of fixed assets ..............................        --               2
     Proceeds on sale of rental equipment ..........................         505         1,062
Net cash provided by (used in) investing activities ................         (61)          819

Cash flows from financing activities:
     Principal payments on capital leases ..........................         (14)           (7)
     Payments on short-term borrowings .............................        (100)         --
     Inventory floor plan financing ................................        (240)        1,424
     Bridge loan payments ..........................................        --          (1,000)
     Long term debt borrowings .....................................         572          --
     Long term debt payments .......................................        (181)          (40)
     Payments on convertible debt ..................................      (2,221)         --
                                                                        --------      --------
Net cash provided by (used in) financing activities ................      (2,184)          377
                                                                        --------      --------

Increase (decrease) in cash and cash equivalents ...................        (721)          158
Cash and cash equivalents at beginning of period ...................       1,072           855
                                                                        --------      --------

Cash and cash equivalents at end of period .........................    $    351      $  1,013

Supplemental disclosures:
Interest paid ......................................................    $    930      $    770
Income taxes paid ..................................................           2          --

Supplemental disclosure of non-cash investing and
financing activities:
Notes payable issued for purchase of Arizona Pacific Materials, LLC.        --        $  2,500

Options valued at $292 were issued in connection with
a $500 note payable related to the down payment at
closing for the purchase of Arizona Pacific Materials...............        --        $    292

Return of common stock pursuant to cancellation of
consulting agreement................................................    $    642          --

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Western Power & Equipment Corp and its wholly owned subsidiary, Arizona Pacific Materials, LLC, collectively ("The Company"). All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three month period ended October 31, 2006 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2006 consolidated financial statements.

Cost of revenues includes the cost of products sold; costs of services provided in connection with product support; depreciation related to the rental equipment; in-bound freight expenses; inventory reserves for obsolescence; and certain allocated selling, general and administrative expenses directly related to the production of revenues.

Selling, general and administrative expenses include payroll and benefit costs; occupancy costs; depreciation of property, plant and equipment; outside service fees; repairs and maintenance; vehicle expenses and other costs.

Interest expense includes the interest related to all debt related instruments, the amortization of debt discount related to warrants issued and the amortization of capitalized debt issuance costs in association with convertible debt issued in June of 2005. See Note 7 for additional information.

Certain amounts in the fiscal year 2006 financial statements have been reclassified to conform with the fiscal year 2007 presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinued operations.

2. ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company's accounting policies are set forth in Note 1 to the consolidated financial statements as filed in Form 10-K for the year ended July 31, 2006.

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

In September 2006, the FASB issued SFAS No. 158, "Employees' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period plus any dilutive securities outstanding such as stock options, warrants or convertible instruments. Total number of shares underlying the outstanding convertible instruments, options and warrants as of October 31, 2006 was 25,828,624 and 28,350,218 as of October 31, 2005.

4. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company has adopted SFAS 123R as of August 1, 2005. As of July 31, 2006 and October 31, 2006, all options were fully vested and during the year ended July 31, 2006 and the three months ended October 31, 2006, the Company did not grant any options to employees to purchase common stock. Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

5. INVENTORIES

Inventories consist of the following (`000's):
                                                       October 31,      July 31,
                                                          2006           2006
                                                        --------       --------
    Equipment (net of reserves of $3,481 and
    $3,429, respectively):
      New                                               $ 29,426       $ 30,939
      Used                                                 4,793          4,724
    Mining products                                          772            825

    Parts (net of reserves of $864
     and $734, respectively)                               5,143          5,995
                                                        --------       --------
                                                        $ 40,134       $ 42,483
                                                        ========       ========

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products are comprised of direct costs of production and overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of October 31, 2006, the LIFO reserve was $ 171,000 and as of July 31, 2006 the LIFO reserve was $ 371,000.

6. FIXED ASSETS

Fixed assets consist of the following (`000's):

                                                       October 31,     July 31,
                                                          2006           2006
                                                        --------       --------
    Operating property, plant and equipment:
      Land                                              $  1,277       $  1,277
      Buildings                                            1,181          1,152
         Machinery and equipment                           5,694          4,751
      Office furniture and fixtures                        1,779          1,779
      Computer hardware and software                       1,083          1,068
      Vehicles                                             1,438          1,399
      Leasehold improvements                               1,087          1,082
                                                        --------       --------
                                                          13,539         12,508
      Less: accumulated depreciation                      (7,500)        (7,278)
                                                        --------       --------
    Property, plant, and equipment (net)                $  6,039       $  5,230
                                                        ========       ========

    Rental equipment fleet                              $  7,611       $  4,757
      Less: accumulated depreciation                      (1,537)        (1,334)
                                                        --------       --------
    Rental equipment (net)                              $  6,074       $  3,423
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

As of October 31, 2006 and July 31, 2006, fixed assets (net) includes property under capital leases in the amount of $ 444 and $ 456, respectively.

7. DEBT OBLIGATIONS

Floor Planning
--------------

The Company has inventory floor plan financing arrangements with Case Credit Corporation, an affiliate of Case (for Case inventory) and with other finance companies and equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. The maximum amount of the credit facility is $ 24.5 million and the interest rate is prime plus 2% (currently 10.25%).

All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

Convertible Debt
----------------

In June 2005, the Company closed a new $ 30 million convertible debt facility (convertible into common shares of the Company at $ 2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The Company allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27.

The lenders were also granted warrants to purchase approximately 8.1 million common shares of the Company at $ 1.75 per share. The value of these warrants is $ 2,920 and was recorded as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $ 7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with warrants to purchase 1,312,500 shares of common stock to be issued with this additional debt. The value of these rights is $ 441 and was also recorded as debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $ 2.00 per share to $
1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The value of this conversion price change was calculated to be $ 680 (based on a Black-Scholes model determined by an independent appraiser) and was recorded as debt discount to be amortized over the remaining life of the related debt. In connection with the convertible debt and the bridge loan (see below), the Company paid a $ 1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $ 70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

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

The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of October 31, 2006 is $18,262 (net of discount of $ 2,735) of which $ 5,621 (net of discount of $ 1,046) is short term. The amounts amortized to interest expense during the three months ended October 31, 2006 and October 31, 2005 were $ 262 and $ 264, respectively.

Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials.

  Notes Payable
  -------------

     Notes payable consists of the following: (000's)
                                                                                      October 31,      July 31,
     Description                                                                         2006            2006
                                                                                       --------        --------
     Note Payable to Investor dated March 30, 2001 due on
     demand and non-interest bearing                                                         50              50

     Note payable to West Coast Bank dated March 15, 2005 in the amount of $
     795, due in monthly installments of $ 16 beginning May 15, 2005, expiring
     April 2010 including interest at 6.50% per annum secured by specific equipment
      in inventory                                                                          584             621

     Note payable to CIT Financial dated beginning August 15, 2005 in the amount of $ 2,467, due in monthly installments of $ 45 beginning December
     2005, expiring November 2010, including interest ranging from 8.25% to
     9.5% per annum secured by
     specific equipment in inventory                                                      1,925           1,495

     Notes payable to GMAC dated November 15, 2003 in the amount of $66 with payments of $1 per month including
     interest at 7.2% per annum, expiring January 2009                                       34              36
                                                                                       --------        --------
      Total                                                                            $  2,593        $  2,202
        Less current portion                                                               (793)           (629)
                                                                                       --------        --------
      Total Long-Term Notes Payable                                                    $  1,800        $  1,573
                                                                                       ========        ========

     Future minimum payments under these noncancelable notes payable as of October 31, 2006, are as follows:


                                                Notes    Convertible
Twelve months ending October 31,               Payable       Debt      Total
--------------------------------               -------     -------    -------
   2007                                        $   793     $ 6,666    $ 7,459
   2008                                            726       6,666      7,392
   2009                                            726       6,667      7,393
   2010                                            324         998      1,322
   2011                                             24          --         24
   Thereafter                                       --          --         --
                                               -------     -------    -------
Total annual payments                            2,593      20,997     23,590

Less debt discount                                  --      (2,735)    (2,735)
                                               -------     -------    -------
Present value of minimum payments
(net of discount)                                2,593      18,262     20,855

Less current portion                              (793)     (5,621)    (6,414)
                                               -------     -------    -------
Long-term portion                              $ 1,800     $12,641    $14,441
                                               =======     =======    =======

8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,001,000 and $ 1,119,000 for the three months ended October 31, 2006 and 2005, respectively.

Future minimum lease payments under all noncancelable leases as of October 31, 2006, are as follows (`000's):

                                                       Capital       Operating
     Twelve months ending October 31,                  leases          leases

     2007                                                 132           1,716
     2008                                                 132           1,233
     2009                                                 132           1,181
     2010                                                 132             959
     2011                                                 132             770
     Thereafter                                           539           1,616
     Total annual lease payments                      $ 1,199         $ 7,475
     Less amount representing interest
       at a rate of 6.5%                                 (402)

     Present value of minimum lease payments              797
     Less current portion                                 (58)
     Long-term portion                                $   739

Purchase Commitments
--------------------

The Company issued purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of October 31, 2006, such purchase commitments totaled $ 9,297.

Litigation
----------

Incident to the Company's business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to uncertainties whose outcomes are not predictable with assurance. Management believes, at this time, there are no ongoing matters which will have a material adverse effect on the Company's consolidated financial statements.

9. PRODUCT INFORMATION

Revenue and gross margin from continuing operations by product categories are summarized as follows (`000's):

Business product category                               Three Months Ended
     Net Revenues                                           October 31,
                                                      2006              2005
     -----------------------                        -------           -------
     Equipment Sales                                $19,749           $20,497

     Equipment Rental                                 1,856             2,305

     Mining Sales                                       523                90

     Product Support                                  7,249             6,684
                                                    -------           -------
     Total                                          $29,377           $29,576
                                                    =======           =======


     Business product category                          Three Months Ended
     Gross Profit (Loss)                                    October 30,
                                                      2006              2005
     -----------------------                        -------           -------
     Equipment Sales                                $ 1,482           $ 1,776

     Equipment Rental                                   403               308

     Mining Sales                                      (237)              247

     Product Support                                  1,681             1,428
                                                    -------           -------
     Total                                          $ 3,329           $ 3,759
                                                    =======           =======

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (`000's).

                                                           Western Power &    Arizona Pacific
                                                            Equipment Corp    Materials, LLC       Total
     For the Three Months Ended October 31, 2006
     Net revenues                                               $28,946           $   431         $29,377
                                                                =======           =======         =======

     Income (loss) from continuing operations                   $   293           $  (956)        $  (663)
                                                                =======           =======         =======
     Net income (loss)                                          $   276           $(1,045)        $  (769)
                                                                =======           =======         =======
     Capital expenditures                                       $   150           $   416         $   566
                                                                =======           =======         =======
     Total identifiable assets at October 31, 2006              $56,463           $ 6,120         $62,583
                                                                =======           =======         =======

     For the Three Months Ended October 31, 2005
     Net revenues                                               $29,487           $    89         $29,576
                                                                =======           =======         =======

     Operating income (loss) from continuing operations         $  (138)          $  (373)        $  (511)
                                                                =======           =======         =======
     Net income (loss)                                          $   200           $  (409)        $  (209)
                                                                =======           =======         =======
     Capital expenditures                                       $    62           $   183         $   245
                                                                =======           =======         =======
     Total identifiable assets at October 31, 2005              $66,776           $ 4,231         $71,007
                                                                =======           =======         =======

11. CONCENTRATION OF CREDIT RISK

Approximately 48% and 56% of the Company's net sales for the three months ended October 31, 2006 and October 31, 2005, respectively, resulted from sales, rental, and servicing of products manufactured by Case.

12. DISCONTINUED OPERATIONS

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold in March 2006 and the closing of our Flagstaff, Arizona mining facility commencing October 2006.

The Company classifies closed or sold branch locations in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the branch after disposal. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Certain corporate level charges, such as general office expenses and interest expense are not allocated to discontinued operations because the Company believes that these expenses are not specific to the branch location's operations.

The Company sold its Spokane and Clarkston, Washington locations in March 2006 for a total sales price of $ 2,871. Included in the sale was inventory with a cost of $ 2,455. The Company also sold fixed assets with an original cost of $ 662 (net book value of $ 150) resulting in a gain of $ 251.

In October 2006, the Company commenced the closing of its Flagstaff, Arizona location for its subsidiary, APM and transferred the fixed assets to its Phoenix, Arizona mining facility.

The following table presents selected financial data for the discontinued operations of the Company's business (in thousands of dollars):


                                       Three Months Ended     Three Months Ended
                                        October 31, 2006       October 31, 2005

   Revenue from discontinued
   operations                               $     46               $  3,386

   Gross Profit (loss) from
   discontinued operations                  $    (84)              $    350

   SG & A from discontinued
   Operations                               $     23               $     48

   Income (loss) from discontinued
   operations                               $   (106)              $    302


13. EQUITY TRANSACTIONS

In June 2006, the Company issued 500,000 restricted common shares in connection with a consulting agreement. The fair value of the consulting services is $ 700 and was recorded as deferred compensation and was being amortized over the 12-month agreement period beginning June of 2006. In September 2006, the agreement was cancelled and the shares of common stock were surrendered to the Company and the unamortized deferred compensation of $ 642 reversed. The shares are in the process of being cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources (MD&A) is designed to provide a reader of the financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but not yet effective. Our MD&A is presented in six sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, New Accounting Pronouncements and General Economic Conditions. We believe it is useful to read our MD&A in conjunction with our Annual Repost on Form 10-K for the fiscal year ended July 31, 2006, as well as Forms 10-Q filed previously by the Company. Amounts are stated in `thousands of dollars' unless otherwise stated.

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

Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause results to differ materially from those projected.

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

Arizona Pacific Materials, LLC, a wholly owned subsidiary purchased in September 2004, operates two surface mines producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix and Flagstaff, Arizona building/construction markets. In October 2006, we commenced the closing process for our Flagstaff location. The assets of the branch were transferred to our mining location in Phoenix, Arizona.

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

RESULTS OF OPERATIONS

Consolidated results
--------------------

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):


Consolidated  - continuing   Three Months Ended   Three Months Ended   Increase
operations (in 000's)         October 31, 2006     October 31, 2005   (Decrease)
--------------------------    ----------------     ----------------   ----------
Revenue                            $29,377              $29,576         $(199)

Gross profit                       $ 3,329               $3,759         $(430)

SG&A                               $ 2,857               $2,818         $  39

Operating income                   $   472                $ 941         $(469)

Loss from operations               $  (663)               $(511)        $(152)

EBITDA (1)                         $ 2,347               $2,521         $(174)

     (1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income (including discontinued operations) plus interest, taxes, depreciation and amortization.

The Three Months ended October 31, 2006 compared to the Three ended October 31, 2005.

REVENUES

Revenues from continuing operations for the three-month period ended October 31, 2006 decreased by $ 199 or 0.6% over the comparative three-month period ended October 31, 2005. For the three-month period ended October 31, 2006 equipment sales and rental decreased by $ 1,197 while product support and mining sales increased by $ 998. With the exception of our Sparks, Nevada and Buena Park, California locations, sales continue to remain strong. Our Sparks location exhibited an unusually strong first quarter in the prior comparative quarter. Mining sales from our subsidiary in Phoenix, Arizona increased $ 433 or 437.4% over the prior year's comparative three-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix.

GROSS MARGIN

The Company's gross profit margin of 11.3% for the three-month period ended October 31, 2006 was slightly lower than the prior year's comparative period margin of 12.7%. Equipment sales, which typically maintain lower margins, declined and product support, which exhibit higher margins, increased over the prior year's comparative. Both of these factors cause margins to increase, however, the potential increase in margin was offset by expenses related to production growth and equipment investment in APM, our mining subsidiary. Production capacity has been increased at the mining facility which we believe will assist in obtaining improved production costs of the products produced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended October 31, 2006, selling, general, and administrative ("SG&A") expenses from continuing operations as a percentage of net revenue from continuing operations were 9.7% compared to 9.5% for the prior year's comparative first quarter. The slight increase in SG&A from the prior year's comparative period also reflects the impact of the increased business activities and production levels at our mining subsidiary, APM.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the three months ended October 31, 2006 decreased by $ 469 compared to the three months ended October 31, 2005, again reflecting the increased costs related to continued ramping up of production activities of our mining operation in the first quarter of fiscal year 2007. The acquisition of additional processing equipment, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce and contribute to overall income from operations. The decrease also reflects higher levels of administrative expenses to support the increase in sales for the equipment dealership.

INTEREST EXPENSE

Interest expense for the three months ended October 31, 2006 of $ 1,270 was down from $ 1,311 in the prior year comparative period. This decrease from the prior year's comparative period is the result of payments, beginning in December 2005, against the convertible debt. As of October 31, 2006, interest bearing debt totaled $ 47,116 compared to $ 49,304 as of October 31, 2005. In addition, $ 268 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) and $ 93 in debt issuance costs were amortized during the three months ended October 31, 2006 while during the three months ended October 31, 2005, these amounts were $ 283 and $137, respectively.

We had a net loss from continuing operations for the quarter ended October 31, 2006 of $ 769 compared with a net loss of $ 209 for the prior year's comparative quarter. The change is primarily related to additional administrative and production costs at our mining operation and warrant/debt issuance costs as discussed above.

Discontinued Operations
-----------------------

The following table presents unaudited selected financial data for the discontinued operations (1) of our business (in thousands of dollars):


                                        Three Months Ended    Three Months Ended
                                         October 31, 2006      October 31, 2005
                                        ------------------    ------------------
     Revenue from discontinued
     operations                                $  46                $3,386

     Gross Profit from discontinued
     operations                                $ (84)               $  350

     SG&A from discontinued
     Operations                                $  23                $   48

     Operating income (loss) from
     discontinued operations                   $(106)               $  302


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

Under inventory floor planning arrangements, the manufacturers of products provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At October 31, 2006, the Company was indebted under manufacturer provided floor plan arrangements in the aggregate amount of $22,387.

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the conversion price in the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also have the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of October 31, 2006 is $18,262 (net of discount of $2,735) of which $5,621 (net of discount of $1,046) is short term. See Footnote 7 of the consolidated financial statements.

CASH FLOW FROM OPERATING ACTIVITIES

During the three months ended October 31, 2006 we had positive cash flows from operating activities of $1,524. Our cash flow from operating activities consisted primarily of a reduction of accounts receivable of $2,156, depreciation of $1,762 and an increase in accounts payable of $687. The increase in inventories of $2,841 relates to our continued belief that equipment sales will remain strong and with long delivery lead times, we must maintain higher inventory levels by ordering to correspond with vendor production schedules. Accounts receivable monitoring and collections have seen an increased focus over the past year with the need to make payments to convertible debt, which replaced the revolving line of credit maintained in prior years. Additional credit personnel have been added to our staff to accomplish this goal. We continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and the need for additional equipment in our mining operation in Phoenix to improve production levels. Over the past few years, we have focused less on our rental fleet inventory levels (allowing inventory levels to decline), as equipment sales levels have been strong. We focus on the utilization of the rental fleet and continue to sell older equipment with less utilization and replace, as needed, with newer equipment where there is demand. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We decreased our floor plan financing by $240 and paid $2,221 against our convertible debt balance during the three-month period ended October 31, 2006 which also required us to obtain additional financing through long term notes payable, which increased by $572. Sales and collections of accounts receivable continue to be our major source for the payment of long-term debt. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales. The need for future capital resources relates primarily to our obligation to make monthly payments on our convertible debt as outlined in Footnote 7 of the consolidated financial statements. We are actively exploring avenues that will generate longer-term capital sources, including the generation of equity capital. We also continue to analyze each branch location and its market to assess the demand each location places on our financing activities and the contribution each location will make to the overall profitability of the Company as a result of these financing needs.

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $351 as of October 31, 2006. Management believes the current cash level and anticipated available cash flow from sales and accounts receivable collections sufficient to support our operations during the next twelve months.

OTHER

As of October 31, 2006, the Company had outstanding convertible instruments, options and warrants convertible into 25,828,624 shares of common stock, which would be dilutive to earnings per share.

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

In September 2006, the FASB issued SFAS No. 158, "Employees' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 52% of our net sales for the three months ended October 31, 2006 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 44% for the three-month period ended October 31, 2005. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the three months ended October 31, 2006. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At October 31, 2006, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $47.1 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.47 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          Incident to the Company's business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to uncertainties whose outcomes are not predictable with assurance. Management believes, at this time, there are no ongoing matters which will have a material adverse effect on the Company's consolidated financial statements.

     ITEM 1A. RISK FACTORS

          None.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

December 12, 2006


          By: /s/Mark J. Wright
              ----------------------
              Mark J. Wright
              Vice President of Finance and
              Chief Financial Officer