Form 10-Q
period 2007-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2007-03-19
CIK 939729

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2007
                         Commission File Number 0-26230


                         WESTERN POWER & EQUIPMENT CORP.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        91-1688446
(State or other jurisdiction of                    (I.R.S. Employer I.D. number)
 incorporation or organization)

6407-B N.E. 117th Avenue, Vancouver, WA                        98662
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2007.

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

PART I. FINANCIAL INFORMATION                                                       Page Number

   Item 1.     Financial Statements
   Condensed Consolidated Balance Sheets
      January 31, 2007 (Unaudited) and July 31, 2006................................     3

   Condensed Consolidated Statements of Operations (Unaudited)
      Three months ended January 31, 2007 and January 31, 2006 .....................     4

   Condensed Consolidated Statements of Operations (Unaudited)
      Six months ended January 31, 2007 and January 31, 2006 .......................     5

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended January 31, 2007 and January 31, 2006........................     6

   Notes to Condensed Consolidated Financial Statements (Unaudited).................     7-15

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................     16-23

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk...........     24

   Item 4.     Controls and Procedures..............................................     24


PART II. OTHER INFORMATION

   Item 1.     Legal Proceedings....................................................     25

   Item 1A.    Risk Factors.........................................................     25

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..........     25

   Item 3.     Defaults Upon Senior Securities......................................     25

   Item 4.     Submission of Matters to a Vote of Security Holders..................     25

   Item 5.     Other Information....................................................     25

   Item 6.     Exhibits.............................................................     25

SIGNATURES..........................................................................     26

ITEM 1. FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                      January 31,       July 31,
                                                                                         2007            2006
                                                                                      ----------      ----------
                                                                                      (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..................................................     $      931      $    1,072
     Accounts receivable, less allowance for doubtful
       accounts of $ 933 and $ 864 ..............................................          5,387           9,078
     Inventories - net ..........................................................         36,142          42,483
     Deferred tax asset .........................................................            669             669
     Prepaid expenses ...........................................................            194             141
                                                                                      ----------      ----------
            Total current assets ................................................         43,323          53,443
                                                                                      ----------      ----------
Fixed assets:
     Property, plant and equipment (net) ........................................          5,992           5,230
     Rental equipment fleet (net) ...............................................          5,660           3,423
                                                                                      ----------      ----------
            Total fixed assets ..................................................         11,652           8,653
                                                                                      ----------      ----------
Other assets
     Security Deposits ..........................................................            379             379
     Deferred taxes .............................................................            831             831
     Deferred debt issuance costs ...............................................          1,112           1,297
                                                                                      ----------      ----------
         Total other assets .....................................................          2,322           2,507
                                                                                      ----------      ----------

Total assets ....................................................................     $   57,297      $   64,603
                                                                                      ==========      ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under floor plan financing ......................................     $   21,562          22,627
     Convertible debt, net of discount of $ 2,474 and $ 1,046 ...................         20,757           6,176
     Notes payable-related parties, net of discount of $ 17 and $ 28 ............            425             472
     Notes payable ..............................................................            773             629
     Accounts payable ...........................................................         10,111           9,937
     Accrued payroll and vacation ...............................................          1,099           1,404
     Other accrued liabilities ..................................................          1,417           1,567
     Capital lease obligation ...................................................             59              56
                                                                                      ----------      ----------
         Total current liabilities ..............................................         56,203          42,868
                                                                                      ----------      ----------
Long-term liabilities
     Notes Payable ..............................................................          1,646           1,573
     Convertible debt, net of discount of $ 0 and $ 2,404 .......................           --            14,047
     Deferred lease income ......................................................            221             236
     Capital lease obligation ...................................................            723             755
                                                                                      ----------      ----------
      Total long-term liabilities ...............................................          2,590          16,611
                                                                                      ----------      ----------
Total liabilities ...............................................................         58,793          59,479
                                                                                      ----------      ----------
Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ..............................................           --              --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 11,360,300 and 11,860,300 issued and 11,230,000 and 11,730,000
       outstanding as of January 31, 2007 and July 31, 2006, respectively .......             11              12
     Additional paid-in capital .................................................         23,432          24,072
     Deferred compensation ......................................................           --              (642)
     Accumulated deficit ........................................................        (24,095)        (17,474)
     Less common stock in treasury, at cost
       (130,300 shares) .........................................................           (844)           (844)
                                                                                      ----------      ----------
         Total stockholders' equity .............................................         (1,496)          5,124
                                                                                      ----------      ----------
Total liabilities and stockholders' equity ......................................     $   57,297      $   64,603
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                     January 31,
                                                                2007            2006
                                                             ----------      ----------
Net revenues ...........................................     $   29,031      $   31,223

Cost of revenues (includes depreciation of
   $916 and $930, respectively) ........................         26,926          28,107
                                                             ----------      ----------

Gross profit ...........................................          2,105           3,116

Selling, general and administrative expenses ...........          2,555           2,542
                                                             ----------      ----------

Operating (loss) income ................................           (450)            574

Other expense:
     Interest expense ..................................         (1,308)         (1,367)
     Convertible debt penalty ..........................         (3,900)           --
     Other expense .....................................            (97)            (96)
                                                             ----------      ----------

Loss before income tax provision .......................         (5,755)           (889)

Income tax provision ...................................             18              18
                                                             ----------      ----------

Loss from continuing operations ........................         (5,773)           (907)

Income (loss) from discontinued operations .............            (79)            149
                                                             ----------      ----------

Net loss ...............................................     $   (5,852)     $     (758)
                                                             ==========      ==========

Basic and diluted earnings (loss) per common share
     Continuing operations .............................     $    (0.51)     $    (0.09)

     Discontinued operations ...........................          (0.01)           0.02
                                                             ----------      ----------

     Net loss per share ................................     $    (0.52)     $    (0.07)
                                                             ==========      ==========

Weighted average outstanding common shares for basic and
     diluted  net loss per common share ................         11,230          10,180
                                                             ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                  Six Months Ended
                                                                     January 31,
                                                                2007            2006
                                                             ----------      ----------
Net revenues ...........................................     $   58,317      $   60,799

Cost of revenues (includes depreciation of
   $2,483 and $2,353, respectively) ....................         52,975          54,019
                                                             ----------      ----------

Gross profit ...........................................          5,342           6,780

Selling, general and administrative expenses ...........          5,412           5,265
                                                             ----------      ----------

Operating (loss) income ................................            (70)          1,515

Other expense:
     Interest expense ..................................         (2,578)         (2,930)
     Convertible debt penalty ..........................         (3,900)           --
     Other expense .....................................             54              30
                                                             ----------      ----------

Loss before income tax provision .......................         (6,494)         (1,385)

Income tax provision ...................................             33              34
                                                             ----------      ----------

Loss from continuing operations ........................         (6,527)         (1,419)

Income (loss) from discontinued operations .............            (94)            452
                                                             ----------      ----------

Net loss ...............................................     $   (6,621)     $     (967)
                                                             ==========      ==========

Basic and diluted earnings (loss) per common share
     Continuing operations .............................     $    (0.58)     $    (0.14)

     Discontinued operations ...........................          (0.01)           0.04
                                                             ----------      ----------

     Net loss per share ................................     $    (0.59)     $    (0.10)
                                                             ==========      ==========

Weighted average outstanding common shares for basic and
     diluted net loss per common share .................         11,230          10,180
                                                             ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                  Six Months Ended
                                                                     January 31,
                                                                2007            2006
                                                             ----------      ----------
Cash flows from operating activities:
     Net loss ..........................................     $   (6,621)     $     (967)

Adjustments to reconcile net loss from operation
   to net cash provided by operating activities:
     Depreciation ......................................          2,958           3,303
     Bad debts .........................................            111               9
     Amortization of debt discount .....................            534             538
     Gain on sale of fixed assets and rental
     equipment .........................................           (144)           (308)
     Amortization of debt issuance costs ...............            185             250
     Convertible debt penalty ..........................          3,900            --
     Stock based compensation ..........................           --                18
     Changes in assets and liabilities:
         Accounts receivable ...........................          3,579           3,047
         Inventories ...................................            377           3,308
         Prepaid expenses and other assets .............            (52)            232
         Accounts payable and accrued expenses .........            174          (1,584)
         Accrued payroll and vacation ..................           (305)            (34)
         Other accrued liabilities .....................           (150)            210
         Deferred lease income .........................            (15)            (14)
                                                             ----------      ----------
Net cash provided by operating activities ..............          4,531           8,008
                                                             ----------      ----------

Cash flows from investing activities:
     Purchase of property, plant and equipment .........           (827)           (355)
     Purchases of rental equipment .....................           (428)         (1,069)
     Proceeds on sale of fixed assets ..................             58              42
     Proceeds on sale of rental equipment ..............          1,349           1,819
                                                             ----------      ----------
Net cash provided by investing activities ..............            152             437
                                                             ----------      ----------

Cash flows from financing activities:
     Principal payments on capital leases ..............            (27)            (17)
     Payments on short-term borrowings .................           (200)           --
     Short-term debt borrowings ........................            141            --
     Inventory floor plan financing ....................         (1,064)         (7,128)
     Bridge loan payments ..............................           --            (1,333)
     Long term debt borrowings .........................            736           1,928
     Long term debt payments ...........................           (521)           (113)
     Payments on convertible debt ......................         (3,889)         (1,111)
                                                             ----------      ----------
Net cash used in financing activities ..................         (4,824)         (7,774)
                                                             ----------      ----------

Increase (decrease) in cash and cash equivalents .......           (141)            671
Cash and cash equivalents at beginning of period .......          1,072             855
                                                             ----------      ----------

Cash and cash equivalents at end of period .............     $      931      $    1,526
                                                             ==========      ==========

Supplemental disclosures:
Interest paid ..........................................     $    1,862      $    2,372
Income taxes paid ......................................              6            --

In connection with consulting service agreements
entered into in June 2005, warrants were issued
in lieu of cash payment.................................                     $       69

Return of common stock pursuant to cancellation of
consulting agreement....................................     $      642            --

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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six month periods ended January 31, 2007 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2006 consolidated financial statements.

Cost of revenues includes the cost of products sold; the cost of services provided in connection with product support; depreciation related to the rental equipment; in-bound freight expenses; inventory reserves for obsolescence; and certain allocated general and administrative expenses directly related to the generation of revenues.

Selling, general and administrative expenses include payroll and benefit costs; occupancy costs; depreciation of property, plant and equipment; outside service fees; and other costs.

Interest expense includes the interest related to all debt instruments, the amortization of debt discount related to warrants and the amortization of capitalized debt issuance costs in association with convertible debt issued in June of 2005. See Note 7 for additional information.

Certain amounts in the fiscal year 2006 financial statements have been reclassified to conform with the fiscal year 2007 presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinued operations.

Liquidity

The Company has incurred a net loss from operations of $ 6,621 for the six-month period ended January 31, 2007 compared to a loss of $ 967 for the comparable period in 2006. During the 2007 period, the Company experienced a slightly weaker market and changes in product mix both of which contributed to lower sales and weaker margins. The Company generated cash flow from operations of $4,531 for the six-month period ended January 31, 2007 as compared to $ 8,008 for the 2006 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations as well as to make the required payments associated with the convertible debt. The loss for the period also includes a charge for a late payment penalty of $3,900, regarding a technical default of the convertible debt, as prescribed under the convertible debt agreement (20% of the convertible debt balance on the date of the default). The Company has tentatively negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by the transfer of a 10% ownership interest in our subsidiary, Arizona Pacific Materials, LLC.

With the technical default, the convertible debt becomes due immediately due. The Company is negotiating a revised due date of December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

2. ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company's accounting policies are set forth in Note 1 to the consolidated financial statements as filed in Form 10-K for the year ended July 31, 2006.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's consolidated financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect FIN 48 to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employees' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The Company does not expect the new standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date (December 21, 2006) of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

3. EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options, warrants and convertible debt. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended January 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 24,576,243 shares as of January 31, 2007. As of January 31, 2006, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 28,650,218 shares.

4. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company has adopted SFAS 123R as of August 1, 2005. As of July 31, 2006 and January 31, 2007, all options were fully vested and during the year ended July 31, 2006 and the six months ended January 31, 2007, the Company did not grant any options to employees to purchase common stock. Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

5. INVENTORIES

Inventories consist of the following (`000's):
                                                       January 31,     July 31,
                                                           2007          2006
                                                        ---------     ---------
   Equipment (net of reserves of $3,435 and
    $3,429, respectively):
     New                                                $  26,288     $  30,939
     Used                                                   4,445         4,724
   Mining products                                            521           825
   Parts (net of reserves of $866
    and $734, respectively)                                 4,888         5,995
                                                        ---------     ---------
                                                        $  36,142     $  42,483
                                                        =========     =========

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products are comprised of direct costs of production and overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of January 31, 2007, the LIFO reserve was $ 79 and as of July 31, 2006 the LIFO reserve was $ 371.

6. FIXED ASSETS

Fixed assets consist of the following (`000's):
                                                       January 31,     July 31,
                                                           2007          2006
                                                        ---------     ---------
   Operating property, plant and equipment:
     Land                                               $   1,277     $   1,277
     Buildings                                              1,185         1,152
        Machinery and equipment                             5,811         4,751
     Office furniture and fixtures                          1,767         1,779
     Computer hardware and software                         1,080         1,068
     Vehicles                                               1,414         1,399
     Leasehold improvements                                 1,087         1,082
                                                        ---------     ---------
                                                           13,621        12,508
     Less: accumulated depreciation                        (7,629)       (7,278)
                                                        ---------     ---------
   Property, plant, and equipment (net)                 $   5,992     $   5,230
                                                        =========     =========

   Rental equipment fleet                               $   7,054     $   4,757
     Less: accumulated depreciation                        (1,394)       (1,334)
                                                        ---------     ---------
   Rental equipment (net)                               $   5,660     $   3,423
                                                        =========     =========

Depreciation and amortization on the property, plant, and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Depreciation on the rental fleet is calculated using the straight-line method over the estimated useful lives, ranging from 3 to 7 years after considering salvage values.

As of January 31, 2007 and July 31, 2006, fixed assets (net) includes property under capital leases in the amount of $ 432 and $ 456, respectively.

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

Convertible Debt
----------------

In June 2005, the Company closed a new $ 30 million convertible debt facility (convertible into common shares of the Company at $ 2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The Company allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27. The lenders were also granted warrants to purchase approximately
8.1 million common shares of the Company at $ 1.75 per share. The value of these warrants is $ 2,920 and was recorded as debt discount to be amortized over the life of the related debt. The lenders also had the right to lend an additional $
7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with warrants to purchase 1,312,500 shares of common stock to be issued with this additional debt. The value of these rights is $ 441 and was also recorded a debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $ 2.00 per share to $
1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The value of this conversion price change was calculated to be $ 680 (based on a Black-Scholes model determined by an independent appraiser) and was recorded as debt discount to be amortized over the remaining life of the related debt. In connection with the convertible debt and the bridge loan (see below), the Company paid a $ 1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $ 70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

The convertible debt agreement contains a provision whereby the holders of such debt obligations (after 36 months from the original issue date) may require the Company to redeem up to 50% of the outstanding principal balance of the debenture.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27, "Application of Issue No. 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to Certain Convertible Instruments". The Company also considered EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") which addresses financial instruments, such as stock purchase warrants, that are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights is a derivative liability and accounted for such liability under View C of this guidance. However due to the registration statement becoming effective in January 2006 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the consolidated financial statements.

The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of January 31, 2007 is $20,757 (net of discount of $ 2,474), all of which is short term. The amounts amortized to interest expense during the six months ended January 31, 2007 and January 31, 2006 were $ 523 and $ 497, respectively.

Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials.

In January 2007 the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,900 in January 2007 for this penalty. The Company has tentatively negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest in th Company's subsidiary, Arizona Pacific Materials, LLC.

With the technical default, the convertible debt becomes due immediately due. The Company is negotiating a revised due date of December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets and the business may suffer.

Notes Payable
-------------

   Notes payable consists of the following: (000's)
                                                                                  January 31,      July 31,
   Description                                                                       2007            2006
                                                                                  ----------      ----------
   Note Payable to Investor dated March 30, 2001 due on
   demand and non-interest bearing                                                        50              50

   Note payable to West Coast Bank dated March 15, 2005 in the amount of $
   795, due in monthly installments of $ 16 beginning May 15, 2005, expiring
   April 2010 including interest at 6.50% per annum secured by specific equipment
    in inventory                                                                         547             621

   Note payable to CIT Financial dated beginning August 15, 2005 in the amount of $ 2,632, due in monthly installments of $ 45 beginning December
   2005, expiring November 2010, including interest ranging from 8.25% to
   9.5% per annum secured by
   specific equipment in inventory                                                     1,791           1,495

   Notes payable to GMAC dated November 15, 2003 in the amount of $66 with payments of $1 per month including
   interest at 7.2% per annum, expiring January 2009                                      31              36
                                                                                  ----------      ----------

   Total                                                                          $    2,419      $    2,202
     Less current portion                                                               (773)           (629)
                                                                                  ----------      ----------
   Total Long-Term Notes Payable                                                  $    1,646      $    1,573
                                                                                  ==========      ==========

Future minimum payments under these noncancelable notes payable as of January 31, 2007, are as follows:


Twelve months ending January 31,          Notes      Convertible
                                         Payable        Debt          Total
                                        --------      --------      --------

   2008                                 $    773      $ 23,231      $ 24,004
   2009                                      724           --            724
   2010                                      654           --            654
   2011                                      203           --            203
   2012                                       34           --             34
   Thereafter                                 31           --             31
                                        --------      --------      --------
Total annual payments                      2,419        23,231        25,650
Less debt discount                           --         (2,474)       (2,474)
                                        --------      --------      --------
Present value of minimum payments
(net of discount)                          2,419        20,757        23,176
Less current portion                        (773)      (20,757)      (21,530)
                                        --------      --------      --------
Long-term portion                       $  1,646      $    --       $  1,646
                                        ========      ========      ========


8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 877 and $ 675 for the six months ended January 31, 2007 and 2006, respectively.

Future minimum lease payments under all noncancelable leases as of January 31, 2007, are as follows (`000's):

                                                       Capital     Operating
   Twelve months ending January 31,                    leases       leases

   2008                                                   132        1,538
   2009                                                   132        1,178
   2010                                                   132        1,103
   2011                                                   132          890
   2012                                                   132          600
   Thereafter                                             506        1,517
                                                      -------      -------
   Total annual lease payments                        $ 1,166      $ 6,826
                                                                   =======
   Less amount representing interest
     at a rate of 6.5%                                   (384)
                                                      -------
   Present value of minimum lease payments                782
   Less current portion                                   (59)
                                                      -------
   Long-term portion                                  $   723
                                                      =======

Purchase Commitments
--------------------

The Company issued purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of January 31, 2007, such purchase commitments totaled $ 9,995.

Litigation
----------

Incident to the Company's business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to uncertainties whose outcomes are not predictable with assurance. Management believes, at this time, there are no ongoing matters which will have a material adverse effect on the Company's consolidated financial statements.

9. PRODUCT INFORMATION

Revenue and gross profit from continuing operations by product categories are summarized as follows (`000's):

Business product category         Three Months Ended        Six Months Ended
   Net Revenues                       January 31,              January 31,
                                    2007       2006         2007        2006
                                  -------    -------      -------     -------
   Equipment Sales                $20,822    $22,885      $40,572     $43,382

   Equipment Rental                 1,217      1,762        3,073       4,067

   Mining Sales                       869        508        1,299         598

   Product Support                  6,123      6,068       13,373      12,752
                                  -------    -------      -------     -------
   Total                          $29,031    $31,223      $58,317     $60,799
                                  =======    =======      =======     =======

   Business product category      Three Months Ended        Six Months Ended
   Gross Profit                       January 31,              January 31
                                    2007       2006         2007        2006
                                  -------    -------      -------     -------
   Equipment Sales                $   747    $ 1,408      $ 2,230     $ 3,185

   Equipment Rental                   178        591          580         899

   Mining Sales                         1        (53)        (328)         99

   Product Support                  1,179      1,170        2,860       2,597
                                  -------    -------      -------     -------
   Total                          $ 2,105    $ 3,116      $ 5,342     $ 6,780
                                  =======    =======      =======     =======

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (`000's).

                                                   Western Power &    Arizona Pacific
                                                    Equipment Corp     Materials, LLC       Total
   For the Three Months Ended January 31, 2007

   Net revenues                                        $ 28,162          $    869          $ 29,031
                                                       ========          ========          ========
   Loss from continuing operations                     $ (5,497)         $   (276)         $ (5,773)
                                                       ========          ========          ========
   Net loss                                            $ (5,361)         $   (491)         $ (5,852)
                                                       ========          ========          ========
   Capital expenditures                                $    478          $    211          $    689
                                                       ========          ========          ========

   For the Three Months Ended January 31, 2006

   Net revenues                                        $ 30,703          $    520          $ 31,223
                                                       ========          ========          ========
   Operating loss from continuing operations           $   (507)         $   (400)         $   (907)
                                                       ========          ========          ========
   Net loss                                            $   (344)         $   (414)         $   (758)
                                                       ========          ========          ========
   Capital expenditures                                $  1,163          $     10          $  1,173
                                                       ========          ========          ========

   For the Six Months Ended January 31, 2007

   Net revenues                                        $ 57,017          $  1,300          $ 58,317
                                                       ========          ========          ========
   Loss from continuing operations                     $ (5,295)         $ (1,232)         $ (6,527)
                                                       ========          ========          ========
   Net loss                                            $ (5,041)         $ (1,580)         $ (6,621)
                                                       ========          ========          ========
   Capital expenditures                                $    547          $    708          $  1,255
                                                       ========          ========          ========
   Total identifiable assets at January 31, 2007       $ 51,489          $  5,808          $ 57,297
                                                       ========          ========          ========

   For the Six Months Ended January 31, 2006

   Net revenues                                        $ 60,201          $    598          $ 60,799
                                                       ========          ========          ========
   Operating loss from continuing operations           $   (802)         $   (617)         $ (1,419)
                                                       ========          ========          ========
   Net loss                                            $   (142)         $   (825)         $   (967)
                                                       ========          ========          ========
   Capital expenditures                                $  1,226          $    198          $  1,424
                                                       ========          ========          ========
   Total identifiable assets at January 31, 2006       $ 57,776          $  4,324          $ 62,100
                                                       ========          ========          ========

11. CONCENTRATION OF CREDIT RISK

Approximately 49% and 52% of the Company's net sales for both the three and six month periods ended January 31, 2007 and January 31, 2006, respectively, resulted from sales, rental, and servicing of products manufactured by Case.

DISCONTINUED OPERATIONS

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold or closed in fiscal year 2006 and fiscal year 2007.

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

In November 2006, the Company closed its Flagstaff, Arizona location, a location of its subsidiary, APM and transferred the fixed assets to its Phoenix, Arizona mining facility.

The following table presents selected financial data for the discontinued operations of the Company's business (in thousands of dollars):

                           Three Months  Three Months   Six Months   Six Months
                              Ended         Ended         Ended        Ended
                            January 31,   January 31,   January 31,  January 31,
                               2007          2006          2007         2006
--------------------------------------------------------------------------------
Revenue from discontinued
operations                   $    --       $  2,192       $    46     $  5,578

Gross Profit (loss) from
discontinued operations      $   (48)      $    361       $   (41)    $    711

SG & A from discontinued
operations                   $    31       $    211       $    53     $    260

Income (loss) from
discontinued operations      $   (79)      $    149       $  (94)     $    452

13. EQUITY TRANSACTIONS

In June 2006, the Company issued 500,000 restricted common shares in connection with a consulting agreement. The fair value of the consulting services is $ 700 and was recorded as deferred compensation and was being amortized over the 12-month agreement period beginning in June of 2006. In September 2006, the agreement was cancelled and the shares of common stock were surrendered to the Company and the unamortized deferred compensation was reversed. The shares have been cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources (MD&A) is designed to provide a reader of the financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. Our MD&A is presented in six sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, New Accounting Pronouncements and General Economic Conditions. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. Amounts are stated in `thousands of dollars' unless otherwise stated.

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

Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, agricultural, and industrial sectors; the success of our restructuring and cost reduction plans; the success of our equipment rental business; rental industry conditions and competitors; competitive pricing; our relationship with its suppliers; relations with our employees; our ability to manage its operating costs; the continued availability of financing; our ability to refinance/restructure our existing debt; governmental regulations and environmental matters; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions. Any forward-looking statements should be considered in light of these factors.

OVERVIEW

Western Power & Equipment Corp., a Delaware corporation, (the "Company", "us", "we" or "our"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers and operates a mining company in Arizona. We believe, based upon the number of locations owned and operated, that we are one of the largest independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, log loaders, trenchers, street sweepers, sewer vacuums, and mobile highway signs.

We maintain two distinct segments which include Western Power & Equipment Corp., the equipment dealership and Arizona Pacific Materials, LLC, a mining operation.

We operate out of facilities located in the states of Washington, Oregon, Nevada, California and Alaska for our equipment dealership. Our revenue sources are generated from equipment (new and used) sales, parts sales, equipment service and equipment rental. The equipment is distributed to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other projects.

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

Arizona Pacific Materials, LLC, a wholly owned subsidiary purchased in September 2004, operates a surface mine producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix, Arizona building/construction market. In November 2006, we closed our Flagstaff location. The assets of the branch were transferred to our remaining mining location in Phoenix, Arizona.

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant increases in construction in the Phoenix area, especially in Pinal County, where the mining operation is located. Although the level of construction starts in the Phoenix area has slowed in the last year, the Company believes the area is still one of the top growth areas in the United States. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized. Based upon a 2004 third party expert survey, our Phoenix location had approximately 39,000,000 tons of proven reserves and an additional 38,000,000 tons of indicated reserves of high grade basalt available to be processed to meet the future demands of the Phoenix market.

RESULTS OF OPERATIONS

Consolidated results
--------------------

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):

                            Three Months   Three Months                Six Months     Six Months
                               Ended          Ended                      Ended          Ended
Consolidated - continuing    January 31,    January 31,    Increase    January 31,    January 31,   Increase
operations (in 000's)           2007           2006       (Decrease)      2007           2006      (Decrease)
-------------------------------------------------------------------------------------------------------------
Revenue                       $ 29,031       $ 31,223     $ (2,192)     $ 58,317       $ 60,799    $ (2,482)

Gross profit                  $  2,105       $  3,116     $ (1,011)     $  5,342       $  6,780    $ (1,438)

SG&A                          $  2,555       $  2,542     $     13      $  5,412       $  5,265    $    147

Operating income (loss)       $   (450)      $    574     $ (1,024)     $    (70)      $  1,515    $ (1,585)

Loss from continuing
operations                    $ (5,773)      $   (907)    $ (4,866)     $ (6,527)      $ (1,419)   $ (5,108)
-------------------------------------------------------------------------------------------------------------
EBITDA (1)                    $ (3,352)      $  2,203     $ (5,555)     $ (1,052)      $  4,751    $ (5,803)

     (1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income(loss) (including discontinued operations) plus interest, taxes, depreciation and amortization.

The Three and Six Months ended January 31, 2007 compared to the Three and Six
-----------------------------------------------------------------------------
Months ended January 31, 2006.
------------------------------

REVENUES

Revenues from continuing operations for the three-month period ended January 31, 2007 decreased by $2,192 or 7.0% over the comparative three-month period ended January 31, 2006. For the three-month period ended January 31, 2007 equipment sales and rentals decreased by $2,608 while product support and mining sales increased by $416. Sales continued to be strong in our Northern California locations in the second quarter. Sales in our Sparks, Nevada location decreased by $1,385 compared to the prior year's second quarter. Our Sparks location had an unusually high level of sales in fiscal year 2006. Sales in our Alaska locations declined by $852 compared to the prior year second quarter. Governmental sales, which can change dramatically based upon budget cycles, comprise a significant amount of the sales in our Alaska locations. Mining sales from our subsidiary in Phoenix, Arizona increased $ 430 or 70.8% over the prior year's comparative three-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix.

Revenues from continuing operations for the six-month period ended January 31, 2007 decreased by $2,482 or 4.1% over the comparative six-month period ended January 31, 2006. For the six-month period ended January 31, 2007, equipment sales and rental decreased by $3,804 while product support and mining sales increased by $1,322. The decrease occurred for the most part in the second quarter as described above. With the exception of our Sparks, Nevada and Buena Park, California locations, sales continue to remain strong. Sales in our Sparks,

Nevada location decreased by $2,722 compared to the prior year's second quarter. Our Sparks location had an unusually high level of sales in fiscal year 2006. Sales in our Buena Park, California location decreased by $1,033 over the prior year's comparative six-month period. The Buena Park location has a large sweeper market, primarily to city governments, which are subject to budget cycles. Mining sales from our subsidiary in Phoenix, Arizona increased $ 701 or 117.3% over the prior year's comparative six-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix. One of our customers erected an asphalt plant at our mining location in Phoenix, Arizona during fiscal year 2006 and utilizes our basalt in their production process. Production in the asphalt plant has now reached full capacity.

GROSS MARGIN

The Company's gross profit margin of 7.2% for the three-month period ended January 31, 2007 was lower than the prior year's comparative period margin of 9.9%. During the quarter, the Company made several large used equipment sales with lower than average margin which affected overall margin on equipment sales for the quarter. In addition, gross margin was affected by expenses related to production growth and equipment investment in APM, our mining subsidiary. Production capacity has increased at the mining facility which we believe will assist in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which prevents us from having to shut down production to set up production to process different products.

The Company's gross profit margin of 9.2% for the six-month period ended January 31, 2007 was lower than the prior year's comparative period margin of 11.1%. Loader backhoes, which typically maintain higher margins, represented the largest decline in sales, decreasing by $5,500 and excavator and paver sales, which maintain lower margins, increased by $1,181 compared to the six-month period ended January 31, 2006. Both of these factors caused overall margins to decrease. In addition, margins were adversely affected by the production growth and equipment investment in APM, our mining subsidiary. Production capacity has been increased at the mining facility, which we believe will assist in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which prevents us from having to shut down production to set up production to process different products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended January 31, 2007, selling, general, and administrative ("SG&A") expenses from continuing operations were only slightly higher by $13 compared to the prior year's comparative second quarter. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales. The slight increase in SG&A from the prior year's comparative period reflects the impact of the increased business activities and production levels at our mining subsidiary, APM.

For the six-month period ended January 31, 2007, selling, general, and administrative ("SG&A") expenses from continuing operations increased $147 from the prior year's comparative second quarter. The slight increase in SG&A from the prior year's comparative period also reflects the impact of the increased business activities and production levels at our mining subsidiary, APM.

INCOME FROM CONTINUING OPERATIONS

Loss from continuing operations for the three months ended January 31, 2007 increased by $ 4,866 compared to the three months ended January 31, 2006, again reflecting the decrease in margin percentages in equipment sales and increased costs related to continued ramping up of production activities of our mining operation in the second quarter of fiscal year 2007. The acquisition of additional processing equipment, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce. We now have two processing plants, one for basalt and one for cinder, which prevents us from having to shut down production to set up production to process different products.

Loss from continuing operations for the six months ended January 31, 2007 increased by $5,108 compared to the six months ended January 31, 2006, again reflecting the decreased margins in equipment sales and the increased costs related to continued ramping up of production activities of our mining operation in fiscal year 2007 as discussed in the previous paragraph.

INTEREST EXPENSE

Interest expense for the three months ended January 31, 2007 of $ 1,308 was down from $ 1,367 in the prior year comparative period. This decrease from the prior year's comparative period is the result of payments, beginning in December 2005, against the principal of the convertible debt. In addition, $ 261 of debt discount (related to warrants issued with the convertible debt transaction in June 2005) and $ 92 in debt issuance costs were amortized during the three months ended January 31, 2007 while during the three months ended January 31, 2006, these amounts were $ 233 and $82, respectively.

Interest expense for the six months ended January 31, 2007 of $ 2,578 was down from $ 2,930 in the prior year comparative period. This decrease from the prior year's comparative period is the result of payments, beginning in December 2005, against the principal of the convertible debt. As of January 2007, interest bearing debt totaled $ 43,995 compared to $ 47,467 as of January 31, 2006. The decline in interest bearing debt was somewhat offset by increases in interest on the variable rate debt such as the convertible debt. During the first six months of fiscal year 2007, the average interest rate on the convertible debt was 1.5% higher than the comparative prior year six-month period. In addition, $ 523 of debt discount (related to warrants issued with the convertible debt transacted in June 2005) and $ 185 in debt issuance costs were amortized during the six months ended January 31, 2007 while during the six months ended January 31, 2006, these amounts were $ 497 and $107, respectively.

NET LOSS

We had a net loss from continuing operations for the quarter ended January 31, 2007 of $ 5,773 compared with a net loss of $ 907 for the prior year's comparative quarter. Included in the current quarter's net loss is a $3,900 penalty accrual related to a late payment in January on the convertible debt. No such charge occurred in the second quarter of fiscal year 2006. The additional increase in the net loss is a result of lower margins on equipment sales and additional administrative and production costs at our mining operation as discussed above.

We had a net loss from continuing operations for the six months ended January 31, 2007 of $ 6,527 compared with a net loss of $ 1,419 for the prior year's comparative period. This primarily relates to the effects of the second quarter as discussed in the previous paragraph.

Discontinued Operations

The following table presents unaudited selected financial data for the discontinued operations of our business (in thousands of dollars):

                           Three Months  Three Months   Six Months   Six Months
                              Ended         Ended         Ended        Ended
                            January 31,   January 31,   January 31,  January 31,
                               2007          2006          2007         2006
--------------------------------------------------------------------------------
Revenue from discontinued
operations                   $   --        $  2,192      $    46      $  5,578

Gross Profit from
discontinued operations      $   (48)      $    361      $   (41)     $    711

SG&A from discontinued
Operations                   $    31       $    211      $    53      $    260

Operating income (loss)
from discontinued
operations                   $   (79)      $    149      $   (94)     $    452


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

LIQUITY AND CAPITAL RESOURCES

Primary needs for liquidity and capital resources are related to the acquisition of inventory for sale and our rental fleet. Our primary source of liquidity has been from operations. As more fully described below, our primary sources of external liquidity are equipment inventory floor plan financing arrangements provided to us by the manufacturers of the products we sell as well as the credit facility or long-term convertible debt more fully described below.

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

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the conversion price in the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also had the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt, which has expired as of 01/31/07) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of January 31, 2007 is $20,757 (net of discount of $2,474) all of is short term.

The Company has incurred a loss from continuing operations of $ 6,527 for the six month period ended January 31, 2007 compared to a loss of $ 1,419 for the comparable period in 2006. During the 2007 period, the Company experienced a slightly weaker market and changes in product mix both of which contributed to lower sales and weaker margins. The Company generated cash flow from operations of $4,531 for the six month period ended January 31,2007 period as compared to $ 8,008 for the 2006 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations as well as to make the required payments associated with the convertible debt. The loss for the period also includes a charge for a late payment penalty of $3,900, regarding a technical default of the convertible debt, as prescribed under the convertible debt agreement (20% of the convertible debt balance on the date of the default). The Company has tentatively negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of 10% ownership interest in our subsidiary, Arizona Pacific Materials, LLC.

With the technical default, the convertible debt becomes due immediately due. The Company is negotiating a revised due date of December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

CASH FLOW FROM OPERATING ACTIVITIES

During the six months ended January 31, 2007 we had positive cash flows from operating activities of $4,531. Our cash flow from operating activities consisted primarily of a reduction of accounts receivable of $3,579 and depreciation of $2,958. Accounts receivable monitoring and collections have been an increased focus of ours over the past two years with the need to make payments on convertible debt, which replaced the revolving line of credit maintained in prior years. Additional credit personnel have been added to our staff to accomplish this goal. We continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and the need for additional equipment in our mining operation in Phoenix to improve production levels. Over the past few years, we have focused less on our rental fleet inventory levels (allowing inventory levels to decline). We focus on the utilization of the rental fleet and continue to sell older equipment with less utilization and replace, as needed, with newer equipment where there is demand. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We decreased our floor plan financing by $1,064 and paid $3,889 against our convertible debt balance during the six-month period ended January 31, 2007 which also required us to obtain additional financing through long term notes payable, which increased by $736. Sales and collections of accounts receivable continue to be our major source for the payment of long-term debt. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales. The need for future capital resources relates primarily to our obligation to make monthly payments on our convertible debt as outlined in Note 7 of the consolidated financial statements. We are actively exploring avenues that will generate longer-term capital sources, including the generation of equity capital. We also continue to analyze each branch location and its market to assess the demand each location places on our financing activities and the contribution each location will make to the overall profitability of the Company as a result of these financing needs.

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $931 as of January 31, 2007. As a result of the accelerated due date of the convertible debt, the Company will be required to obtain alternate third party financing to support its current operations and to meet the accelerated convertible debt pay-off. There can be no assurance that the Company can obtain such third party financing. We are actively exploring avenues that will generate both short-term and long-term financing sources, as well as the generation of additional equity capital.

OTHER

As of January 31, 2007, the Company had outstanding convertible instruments, options and warrants convertible into 24,576,243 shares of common stock, which would be dilutive to earnings per share.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are principally lease arrangements associated with the retail stores and the corporate office.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's consolidated financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect FIN 48 to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employees' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The Company does not expect the new standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date (December 21, 2006) of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

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

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 51% of our net sales for the six months ended January 31, 2007 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 47% for the six-month period ended January 31, 2006. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the six months ended January 31, 2007. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At January 31, 2007, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $44.0 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.44 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the six months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

               Incident to the Company's business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to uncertainties whose outcomes are not predictable with assurance. Management believes, at this time, there are no ongoing matters, which will have a material adverse effect on the Company's consolidated financial statements.

     ITEM 1A. RISK FACTORS

               None.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has tentatively negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of 10% ownership interest in our subsidiary, Arizona Pacific Materials, LLC. In January 2007, the Company recorded a $3.9 million expense for this penalty. With the technical default, the convertible debt becomes due immediately due. The Company is negotiating a revised due date of December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007.

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

March 19, 2007

           By: /s/Mark J. Wright
               ----------------------
               Mark J. Wright
               Vice President of Finance and
               Chief Financial Officer