Form 10-Q
period 2007-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2007-06-14
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2007
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

                               YES [X]   NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 12, 2007.

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


PART I.     FINANCIAL INFORMATION                                          Page
                                                                          Number
                                                                          ------

            Item 1.     Financial Statements

             Condensed Consolidated Balance Sheets
               April 30, 2007 (Unaudited) and July 31, 2006.............       3

             Condensed Consolidated Statements of Operations (Unaudited)
               Three months ended April 30, 2007 and April 30, 2006 ....       4

             Condensed Consolidated Statements of Operations (Unaudited)
               Nine months ended April 30, 2007 and April 30, 2006 .....       5

             Condensed Consolidated Statements of Cash Flows (Unaudited)
               Nine months ended April 30, 2007 and April 30, 2006......       6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)................................................    7-15

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......   16-24

            Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk........................................      25

            Item 4.  Controls and Procedures............................      25


PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings..................................      26

            Item 1A. Risk Factors.......................................      26

            Item 2.  Unregistered Sales of Equity Securities and Use
                     of Proceeds........................................      26

            Item 3.  Defaults Upon Senior Securities....................      26

            Item 4.  Submission of Matters to a Vote of Security
                     Holders............................................      26

            Item 5.  Other Information..................................      26

            Item 6.  Exhibits...........................................      26

SIGNATURES..............................................................      27

ITEM 1.  FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           April 30,       July 31,
                                                                                             2007            2006
                                                                                          ----------      ----------
                                                                                          (Unaudited)
                ASSETS
                ------
Current assets:
     Cash and cash equivalents ......................................................     $      632      $    1,072
     Accounts receivable, less allowance for doubtful
       accounts of $ 933 and $ 864 ..................................................          5,876           9,078
     Inventories - net ..............................................................         36,252          42,483
     Deferred tax asset .............................................................            622             669
     Prepaid expenses ...............................................................            205             141
                                                                                          ----------      ----------
            Total current assets ....................................................         43,587          53,443
                                                                                          ----------      ----------
Fixed assets:
     Property, plant and equipment (net) ............................................          5,850           5,230
     Rental equipment fleet (net) ...................................................          5,787           3,423
                                                                                          ----------      ----------
            Total fixed assets ......................................................         11,637           8,653
                                                                                          ----------      ----------
Other assets
     Security Deposits ..............................................................            441             379
     Deferred taxes .................................................................           --               831
     Deferred debt issuance costs ...................................................            865           1,297
                                                                                          ----------      ----------
         Total other assets .........................................................          1,306           2,507
                                                                                          ----------      ----------

Total assets ........................................................................     $   56,530      $   64,603

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------
Current liabilities:
     Borrowings under floor plan financing ..........................................     $   23,362          22,627
     Convertible debt, net of discount of $ 1,905 and $ 1,046 .......................         18,759           6,176
     Notes payable-related parties, net of discount of $ 13 and $ 28 ................            287             472
     Notes payable ..................................................................            753             629
     Accounts payable ...............................................................         11,101           9,937
     Accrued payroll and vacation ...................................................          1,166           1,404
     Other accrued liabilities ......................................................          2,195           1,567
     Capital lease obligation .......................................................             63              56
                                                                                          ----------      ----------
         Total current liabilities ..................................................         57,686          42,868
                                                                                          ----------      ----------
Long-term liabilities
     Notes Payable ..................................................................          1,428           1,573
     Convertible debt, net of discount of $ 0 and $ 1,951 ...........................           --            14,047
     Deferred lease income ..........................................................            214             236
     Capital lease obligation .......................................................            718             755
                                                                                          ----------      ----------
      Total long-term liabilities ...................................................          2,360          16,611
                                                                                          ----------      ----------
Total liabilities ...................................................................         60,046          59,479
                                                                                          ----------      ----------
Stockholders' equity:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ..................................................           --              --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 11,360,300 and 11,860,300 issued and 11,230,000 and 11,730,000
       outstanding as of April 30, 2007 and July 31, 2006, respectively .............             11              12
     Additional paid-in capital .....................................................         23,432          24,072
     Deferred compensation ..........................................................           --              (642)
     Accumulated deficit ............................................................        (26,115)        (17,474)
     Less common stock in treasury, at cost
       (130,300 shares) .............................................................           (844)           (844)
                                                                                          ----------      ----------
         Total stockholders' equity (deficiency) ....................................         (3,516)          5,124
                                                                                          ----------      ----------
Total liabilities and stockholders' equity ..........................................     $   56,530      $   64,603
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                              Three Months Ended
                                                                                                   April 30,
                                                                                             2007            2006
                                                                                          ----------      ----------
Net revenues ........................................................................     $   28,944      $   29,877

Cost of revenues (includes depreciation of
   $839 and $826, respectively) .....................................................         27,711          27,005
                                                                                          ----------      ----------

Gross profit ........................................................................          1,233           2,872

Selling, general and administrative expenses ........................................          2,684           2,779
                                                                                          ----------      ----------

Operating (loss) income .............................................................         (1,451)             93

Other expense:
     Interest expense ...............................................................         (1,757)         (1,352)
     Gain on settlement of penalty ..................................................          1,967            --
     Other expense ..................................................................            113             (87)
                                                                                          ----------      ----------

Loss before income tax provision ....................................................         (1,128)         (1,346)

Income tax provision ................................................................            892              18
                                                                                          ----------      ----------

Loss from continuing operations .....................................................         (2,020)         (1,364)

Income (loss) from discontinued operations ..........................................           --               (76)
Gain on disposal of discontinued operations .........................................           --               251
                                                                                          ----------      ----------
Total income from discontinued operations ...........................................           --               175
                                                                                          ----------      ----------

Net loss ............................................................................     $   (2,020)     $   (1,189)
                                                                                          ==========      ==========
Basic and diluted loss per common share
     Continuing operations ..........................................................     $    (0.18)     $    (0.12)
                                                                                          ----------      ----------

     Discontinued operations ........................................................           --              --
     Gain on disposal of discontinued operations ....................................           --              0.01
                                                                                          ----------      ----------
     Earnings per share of discontinued operations ..................................           --              0.01
                                                                                          ----------      ----------

     Net loss per share .............................................................     $    (0.18)     $    (0.11)
                                                                                          ==========      ==========
Weighted average outstanding common shares for basic and
     diluted  net loss per common share .............................................         11,230          10,970
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                              Nine Months Ended
                                                                                                   April 30,
                                                                                             2007            2006
                                                                                          ----------      ----------
Net revenues ........................................................................     $   87,261      $   90,796

Cost of revenues (includes depreciation of
   $3,477 and $3,614, respectively) .................................................         80,686          80,929
                                                                                          ----------      ----------

Gross profit ........................................................................          6,575           9,867

Selling, general and administrative expenses ........................................          8,095           8,259
                                                                                          ----------      ----------

Operating (loss)  income ............................................................         (1,520)          1,608

Other expense:
     Interest expense ...............................................................         (4,302)         (4,283)
     Convertible debt penalty (net) .................................................         (1,933)           --
     Other expense ..................................................................            132             (55)
                                                                                          ----------      ----------

Loss before income tax provision ....................................................         (7,623)         (2,730)

Income tax provision ................................................................            924              52
                                                                                          ----------      ----------

Loss from continuing operations .....................................................         (8,547)         (2,782)

Income (loss) from discontinued operations ..........................................            (94)            375
Gain on disposal of discontinued operations .........................................           --               251
                                                                                          ----------      ----------
Total income (loss) from discontinued operations ....................................            (94)            626
                                                                                          ----------      ----------

Net loss ............................................................................     $   (8,641)     $   (2,156)
                                                                                          ==========      ==========
Basic and diluted loss per common share
     Continuing operations ..........................................................     $    (0.76)     $    (0.27)
                                                                                          ----------      ----------

     Discontinued operations ........................................................          (0.01)           0.04
     Gain on disposal of discontinued operations ....................................           0.00            0.02
                                                                                          ----------      ----------
     Earnings per share of discontinued operations ..................................          (0.01)           0.06
                                                                                          ----------      ----------

     Net loss per share .............................................................     $    (0.77)     $    (0.21)
                                                                                          ==========      ==========
Weighted average outstanding common shares for basic and
     diluted net loss per common share ..............................................         11,230          10,438
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                              Nine Months Ended
                                                                                                   April 30,
                                                                                             2007            2006
                                                                                          ----------      ----------
Cash flows from operating activities:
     Net loss .......................................................................     $   (8,641)     $   (2,156)

Adjustments to reconcile net loss from operations to
net cash provided by operating activities:
     Depreciation ...................................................................          3,979           4,258
     Bad debts ......................................................................            117              77
     Amortization of debt discount ..................................................          1,106             787
     Gain on sale of fixed assets and rental equipment ..............................           (257)           (624)
     Deferred income taxes ..........................................................            878            --
     Amortization of debt issuance costs ............................................            432             341
     Convertible debt penalty (net) .................................................          1,933            --
     Stock based compensation .......................................................           --                18
     Changes in assets and liabilities:
         Accounts receivable ........................................................          3,084           2,225
         Inventories ................................................................             88           6,475
         Prepaid expenses and other assets ..........................................           (126)            286
         Accounts payable and accrued expenses ......................................          1,193          (1,225)
         Accrued payroll and vacation ...............................................           (237)             61
         Other accrued liabilities ..................................................            597             195
         Deferred lease income ......................................................            (21)            (22)
                                                                                          ----------      ----------
Net cash provided by operating activities ...........................................          4,125          10,696
                                                                                          ----------      ----------
Cash flows from investing activities:
     Purchase of property, plant and equipment ......................................           (961)         (1,629)
     Purchases of rental equipment ..................................................         (2,184)           --
     Proceeds on sale of fixed assets ...............................................             86              37
     Proceeds on sale of rental equipment ...........................................          2,497           2,668
                                                                                          ----------      ----------
Net cash (used in) provided by investing activities .................................           (562)          1,076
                                                                                          ----------      ----------
Cash flows from financing activities:
     Principal payments on capital leases ...........................................            (29)            (30)
     Payments on short-term borrowings ..............................................           (341)           --
     Issuance of common stock .......................................................           --             1,710
     Short-term debt borrowings .....................................................            141            --
     Inventory floor plan financing .................................................            737          (8,112)
     Bridge loan payments ...........................................................           --            (1,333)
     Long term debt borrowings ......................................................            736           1,896
     Long term debt payments ........................................................           (758)           (415)
     Payments on convertible debt ...................................................         (4,489)         (5,669)
                                                                                          ----------      ----------
Net cash used in financing activities ...............................................         (4,003)        (11,953)
                                                                                          ----------      ----------

Decrease in cash and cash equivalents ...............................................           (440)           (181)
Cash and cash equivalents at beginning of period ....................................          1,072             855
                                                                                          ----------      ----------

Cash and cash equivalents at end of period ..........................................     $      632      $      674
                                                                                          ==========      ==========

Supplemental disclosures:
Interest paid .......................................................................     $    2,285      $    3,136
Income taxes paid ...................................................................           --              --

In connection with consulting service agreements entered into in June 2005,
warrants were issued in lieu of cash payment ........................................                     $       69

Return of common stock pursuant to cancellation of consulting agreement .............     $      642            --


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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine month periods ended April 30, 2007 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2006 consolidated financial statements.

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

Liquidity

The Company has incurred a net loss from continuing operations of $ 8,547 for the nine-month period ended April 30, 2007 compared to a loss of $ 2,782 for the comparable period in 2006. During the 2007 period, the Company experienced a slightly weaker market and changes in product mix both of which contributed to lower sales and weaker margins. The Company generated cash flows from operations of $4,125 for the nine-month period ended April 30, 2007 as compared to $ 10,696 for the 2006 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations as well as to make the required payments associated with the convertible debt. The loss for the nine-month period ending April 30, 2007 also includes a charge for a late payment penalty of $3,866, regarding a technical default of the convertible debt, as prescribed under the convertible debt agreement (20% of the convertible debt balance on the date of the default). The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by the transfer of a 10% ownership interest in our subsidiary, Arizona Pacific Materials, LLC, which resulted in a gain of $1,933 and a net penalty of $1,933.

With the technical default, the convertible debt became due immediately. The Company negotiated and signed an agreement that revised the due date to December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The adoption of this pronouncement is not expected to have any material impact on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employees' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options, warrants and convertible debt. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended April 30, 2007 and 2006 because the Company incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 24,233,386 shares as of April 30, 2007. As of April 30, 2006, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 27,553,386 shares.

4. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company has adopted SFAS 123R as of August 1, 2005. As of July 31, 2006 and April 30, 2007, all options were fully vested and during the year ended July 31, 2006 and the nine months ended April 30, 2007, the Company did not grant any options to employees to purchase common stock. Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

5. INVENTORIES

Inventories consist of the following (`000's):
                                                           April 30,   July 31,
                                                             2007        2006
                                                           -------     -------
     Equipment (net of reserves of $3,441 and $3,429,
      respectively):
       New                                                 $27,750     $30,939
       Used                                                  3,339       4,724
     Mining products                                           674         825
     Parts (net of reserves of $855
      and $734, respectively)                                4,489       5,995
                                                           -------     -------
                                                           $36,252     $42,483
                                                           =======     =======

Mining products is comprised substantially of processed cinder aggregate in a finished state ready for resale. Inventory costs of the mining products are comprised of direct costs of production and overhead charges including mining and other plant administrative expenses. Inventory of mining products is valued at the lower of cost or market, with cost stated on a last-in, first-out (LIFO) basis. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of April 30, 2007, the LIFO reserve was $ 132 and as of July 31, 2006 the LIFO reserve was $ 371.

6. FIXED ASSETS

Fixed assets consist of the following (`000's):
                                                           April 30,   July 31,
                                                             2007        2006
                                                           -------     -------
     Operating property, plant and equipment:
       Land                                                $ 1,277     $ 1,277
       Buildings                                             1,205       1,152
          Machinery and equipment                            5,888       4,751
       Office furniture and fixtures                         1,767       1,779
       Computer hardware and software                        1,069       1,068
       Vehicles                                              1,369       1,399
       Leasehold improvements                                1,088       1,082
                                                           -------     -------
                                                            13,663      12,508
       Less: accumulated depreciation                       (7,813)     (7,278)
                                                           -------     -------
     Property, plant, and equipment (net)                  $ 5,850     $ 5,230
                                                           =======     =======

     Rental equipment fleet                                $ 6,853     $ 4,757
       Less: accumulated depreciation                       (1,066)     (1,334)
                                                           -------     -------
     Rental equipment (net)                                $ 5,787     $ 3,423
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

As of April 30, 2007 and July 31, 2006, fixed assets (net) includes property under capital leases in the amount of $ 420 and $ 456, respectively.

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

Convertible Debt

In June 2005, the Company closed a new $ 30 million convertible debt facility (convertible into common shares of the Company at $ 2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The Company allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27. The lenders were also granted warrants to purchase approximately
8.1 million common shares of the Company at $ 1.75 per share. The value of these warrants is $ 2,920 and was recorded as debt discount to be amortized over the life of the related debt. The lenders also had the right to lend an additional $
7.5 million to the Company (within 18 months of the date of the original debt, which has expired as of 01/31/07) under the same terms as the existing five year convertible debt with warrants to purchase 1,312,500 shares of common stock to be issued with this additional debt. The value of these rights is $ 441 and was also recorded a debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $ 2.00 per share to $ 1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The value of this conversion price change was calculated to be $ 680 (based on a Black-Scholes model determined by an independent appraiser) and was recorded as debt discount to be amortized over the remaining life of the related debt. In connection with the convertible debt and the bridge loan (see below), the Company paid a $ 1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $ 70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

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

The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of April 30, 2007 is $18,759 (net of discount of $ 1,905), all of which is short term. The amounts amortized to interest expense during the nine months ended April 30, 2007 and April 30, 2006 were $ 1,092 and $ 787, respectively.

Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials.

In January 2007 the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest in the

Company's subsidiary, Arizona Pacific Materials, LLC in lieu of a cash settlement. This resulted in a gain of $ 1,967 and a net penalty of $1,933. The carrying amount of the subsidiary's common stock sold was removed from the parent company's investment in subsidiary's common stock account and the difference between the carrying amount and current value of the consideration is recorded as a gain.

With the technical default, the convertible debt becomes due immediately due. The Company has negotiated a revised due date of December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets and the business may suffer.

Notes Payable
-------------

    Notes payable consists of the following: (000's)
                                                           April 30,   July 31,
    Description                                              2007        2006
                                                           -------     -------

    Note Payable to Investor dated March 30, 2001
    due on demand and non-interest bearing                      50          50

    Note payable to West Coast Bank dated March 15,
    2005 in the amount of $795, due in monthly
    installments of $16 beginning May 15, 2005,
    expiring April 2010 including interest at 6.50%
    per annum secured by specific equipment in inventory       510         621

    Note payable to CIT Financial dated beginning
    August 15, 2005 in the amount of $2,632, due in
    monthly installments of $45 beginning December
    2005, expiring November 2010, including interest
    ranging from 8.25% to 9.5% per annum secured by
    specific equipment in inventory                          1,595       1,495

    Notes payable to GMAC dated November 15, 2003 in
    the amount of $66 with payments of $1 per month
    including interest at 7.2% per annum, expiring
    January 2009                                                26          36
                                                           -------     -------

     Total                                                 $ 2,181     $ 2,202
       Less current portion                                   (753)       (629)
                                                           -------     -------
     Total Long-Term Notes Payable                         $ 1,428     $ 1,573
                                                           =======     =======

     Future minimum payments under these noncancelable notes payable as of April 30, 2007, are as follows:

                                          Notes   Convertible
Twelve months ending April 30,           Payable      Debt       Total
--------------------------------------  --------  -----------  ---------
   2008                                  $  753      $20,664    $21,417
   2009                                     704           --        704
   2010                                     593           --        593
   2011                                      75           --         75
   2012                                      32           --         32
   Thereafter                                24           --         24
                                         ------      -------    -------
Total annual payments                     2,181       20,664     22,845
Less debt discount                          --        (1,905)    (1,905)
                                         ------      -------    -------
Minimum payments (net of discount)        2,181       18,759     20,940
Less current portion                       (753)     (18,759)   (19,512)
                                         ------      -------    -------
Long-term portion                        $1,428      $   --     $ 1,428
                                         ======      =======    =======

8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,324 and $ 1,001 for the nine months ended April 30, 2007 and 2006, respectively.

Future minimum lease payments under all noncancelable leases as of April 30, 2007, are as follows (`000's):

                                                   Capital          Operating
     Twelve months ending April 30,                 leases            leases

     2008                                               135            1,431
     2009                                               135            1,290
     2010                                               135            1,171
     2011                                               135              882
     2012                                               135              483
     Thereafter                                         473            1,418
                                                    -------          -------
     Total annual lease payments                    $ 1,148          $ 6,675
     Less amount representing interest
       at a rate of 6.5%                               (367)
                                                    -------
     Present value of minimum lease payments            781
     Less current portion                               (63)
                                                    -------
     Long-term portion                              $   718
                                                    =======
Purchase Commitments

The Company issued purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of April 30, 2007, such purchase commitments totaled $ 9,968.

Litigation

Incident to the Company's business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to uncertainties whose outcomes are not predictable with assurance. Management believes, at this time, there are no ongoing matters which will have a material adverse effect on the Company's consolidated financial statements.

9. PRODUCT INFORMATION

Revenue and gross profit from continuing operations by product categories are summarized as follows (`000's):

     Business product category    Three Months Ended        Nine Months Ended
     Net Revenues                      April 30,                 April 30,
                                   2007        2006          2007        2006
                                 -------     -------       -------     -------

     Equipment Sales             $20,031     $21,998       $60,603     $65,041

     Equipment Rental              1,722       1,099         4,795       5,625

     Mining Sales                    563         422         1,863       1,020

     Product Support               6,628       6,358        20,000      19,110
                                 -------     -------       -------     -------
     Total                       $28,944     $29,877       $87,261     $90,796
                                 =======     =======       =======     =======

     Business product category    Three Months Ended        Nine Months Ended
     Gross Profit                      April 30,                  April 30
                                   2007        2006          2007        2006
                                 -------     -------       -------     -------

     Equipment Sales             $  (522)    $ 1,455       $ 1,708     $ 4,446

     Equipment Rental                123         225           703       1,439

     Mining Sales                     55         (15)         (273)        179

     Product Support               1,577       1,207         4,437       3,803
                                 -------     -------       -------     -------
     Total                       $ 1,233     $ 2,872       $ 6,575     $ 9,867
                                 =======     =======       =======     =======

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (`000's).

                                              Western Power &    Arizona Pacific
                                              Equipment Corp     Materials, LLC        Total
For the Three Months Ended April 30, 2007
Net revenues                                     $ 28,381          $    563           $ 28,944
                                                 ========          ========           ========
Loss from continuing operations                  $ (1,351)         $   (669)          $ (2,020)
                                                 ========          ========           ========
Net loss                                         $ (1,351)         $   (669)          $ (2,020)
                                                 ========          ========           ========
Capital expenditures                             $  1,772          $    116           $  1,888
                                                 ========          ========           ========

For the Three Months Ended April 30, 2006
Net revenues                                     $ 29,422          $    455           $ 29,877
                                                 ========          ========           ========
Operating loss from continuing operations        $   (902)         $   (462)          $ (1,364)
                                                 ========          ========           ========
Net loss                                         $   (578)         $   (611)          $ (1,189)
                                                 ========          ========           ========
Capital expenditures                             $     27          $     73           $    100
                                                 ========          ========           ========

For the Nine Months Ended April 30, 2007
Net revenues                                     $ 85,352          $  1,909           $ 87,261
                                                 ========          ========           ========
Loss from continuing operations                  $ (6,194)         $ (2,353)          $ (8,547)
                                                 ========          ========           ========
Net loss                                         $ (6,288)         $ (2,353)          $ (8,641)
                                                 ========          ========           ========
Capital expenditures                             $  2,324          $    821           $  3,145
                                                 ========          ========           ========
Total identifiable assets at April 30, 2007      $ 50,617          $  5,913           $ 56,530
                                                 ========          ========           ========

For the Nine Months Ended April 30, 2006
Net revenues                                     $ 89,603          $  1,193           $ 90,796
                                                 ========          ========           ========
Operating loss from continuing operations        $ (1,330)         $ (1,452)          $ (2,782)
                                                 ========          ========           ========
Net loss                                         $   (719)         $ (1,437)          $ (2,156)
                                                 ========          ========           ========
Capital expenditures                             $  1,196          $    433           $  1,629
                                                 ========          ========           ========
Total identifiable assets at April 30, 2006      $ 52,082          $  5,329           $ 57,411
                                                 ========          ========           ========

11. CONCENTRATION OF CREDIT RISK

Approximately 49% and 52% of the Company's net sales for the nine month periods ended April 30, 2007 and April 30, 2006, respectively, resulted from sales, rental, and servicing of products manufactured by Case.

12. DISCONTINUED OPERATIONS

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold or closed in fiscal year 2006 and the nine-month period ending April 30, 2007.

The Company classifies closed or sold branch locations in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the branch after disposal. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Assets to be sold shall be classified as held for sale in the period in which all of the criteria as outlined in SFAS No. 144 `Accounting for the Impairment or Disposal of Long Lived Assets" have been met. In accordance with these provisions, management must have committed to a definitive plan of disposal and the sale must be deemed probable to occur.

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

The following table presents selected financial data for the discontinued operations of the Company's business (in thousands of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                      April 30, 2007       April 30, 2006       April 30, 2007     April 30, 2006
-------------------------------------------------  -------------------- -------------------- ---------------------------------------
Revenue from discontinued operations                      $   --              $  2,947             $     46           $  8,525
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Gross Profit (loss) from discontinued operations          $   --              $    (20)            $    (41)          $    710
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
SG & A from discontinued
operations                                                $   --              $     56             $     53           $    335
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Income (loss) from discontinued operations                $   --              $    (76)            $    (94)          $    375
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Gain on disposal                                          $   --              $    251             $    --            $    251
------------------------------------------------------------------------------------------------------------------------------------

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

14. SUBSEQUENT EVENTS

In May 2007, the Board of Directors approved the sale of the Company's Anchorage and Fairbanks, Alaska operations for $ 12 million. The carrying amount of such assets as of the date of the sale was $ 11.3 million consisting of equipment and parts inventories and fixed assets. The Company recorded a gain on the sale of $ 690.

15. INCOME TAXES

The Company periodically evaluates the realization of its deferred tax assets. Accordingly, during the quarter ended April 30, 2007 the Company increased its valuation allowance related to such assets by $ 878 based on the expected future realization to such tax benefits.

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

RESULTS OF OPERATIONS

Consolidated results

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):

------------------------------------------------------------------------------------------------------------------------------------
Consolidated - continuing   Three Months Ended   Three Months Ended   Increase    Nine Months Ended   Nine Months Ended   Increase
operations (in 000's)         April 30, 2007       April 30, 2006    (Decrease)     April 30, 2007      April 30, 2006   (Decrease)
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
Revenue                         $   28,944           $   29,877       $   (933)       $  87,261           $  90,796       $ (3,535)
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
 Gross profit                   $    1,233           $    2,872       $ (1,639)       $   6,575           $   9,867       $ (3,292)
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
SG&A                            $    2,684           $    2,779       $    (95)       $   8,095           $   8,259       $   (164)
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
Operating income (loss)         $   (1,451)          $       93       $ (1,544)       $  (1,520)          $   1,608       $ (3,128)
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
Loss from continuing
operations                      $   (2,020)          $   (1,364)      $   (656)       $  (8,547)          $  (2,782)      $ (5,765)
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
-------------------------- -------------------- -------------------- ----------- ------------------- ------------------- -----------
EBITDA (1)                      $    1,612           $    1,139       $    473        $     570           $   6,435       $ (5,865)
------------------------------------------------------------------------------------------------------------------------------------

     (1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income(loss) (including discontinued operations) plus interest, taxes, depreciation and amortization.

The Three and Nine Months ended April 30, 2007 compared to the Three and Nine
-----------------------------------------------------------------------------
Months ended April 30, 2006.
----------------------------

REVENUES

Revenues from continuing operations for the three-month period ended April 30, 2007 decreased by $ 933 or 3.1% over the comparative three-month period ended April 30, 2006. For the three-month period ended April 30, 2007 equipment sales and rentals decreased by $1,283 while product support and mining sales increased by $ 457. Sales in most of our locations have declined in the third quarter as compared to the prior year's third quarter. We still maintain our market share indicating a general decline in the overall economy impacting the construction equipment industry. Sales were strong in our Washington locations in the third quarter, increasing by $ 1,724 over the prior year's comparative quarter. Sales in our Sparks, Nevada location decreased by $ 1,041 compared to the prior year's third quarter as residential construction has diminished substantially over the past year. The Sparks location also had an unusually high level of sales in fiscal year 2006. Sales in our Alaska locations declined by $ 1,024 compared to the prior year third quarter. Subsequent to April 30, 2007, this branch was sold (see Subsequent Event Footnote # 14). Governmental sales, which can change dramatically based upon budget cycles, comprise a significant amount of the sales in our Alaska locations. Mining sales from our subsidiary in Phoenix, Arizona increased $ 141 or 33.5% over the prior year's comparative three-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix. Our subsidiary is also experiencing more demand for rip rap (larger sized rock used in support for topography stabilizing and ballast).

Revenues from continuing operations for the nine-month period ended April 30, 2007 decreased by $ 3,535 or 3.9% over the comparative nine-month period ended April 30, 2006. For the nine-month period ended April 30, 2007, equipment sales and rental decreased by $ 5,087 while product support and mining sales increased by $ 1,778. Although sales have declined, we are maintaining our market share which indicates a general decline in the construction equipment market. The decrease are in all our locations except Washington, which has increased by 1,421 over the prior year comparative nine-month period. Sales in our Sparks, Nevada location decreased by $3,052 compared to the prior year's nine-month period. Our Sparks location had an unusually high level of sales in fiscal year 2006 compounded by a significant decrease in residential housing construction during the current fiscal year. Sales in our Buena Park, California and Anchorage, Alaska locations decreased by $ 2,661 over the prior year's comparative nine-month period. The Buena Park location has a large sweeper market, primarily to city governments, and Anchorage maintains a significant sales relationship with the State of Alaska. These city and state governments are subject to budget cycles thus causing swings in sales levels. Mining sales from our subsidiary in Phoenix, Arizona increased $ 843 or 82.6% over the prior year's comparative nine-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix. One of our customers erected an asphalt plant at our mining location in Phoenix, Arizona during fiscal year 2006 and utilizes our basalt in their production process. Production in the asphalt plant has now reached full capacity. Our subsidiary is also experiencing more demand for rip rap, which is a larger sized rock used in support for hillsides.

GROSS MARGIN

The Company's gross profit margin of 4.2% for the three-month period ended April 30, 2007 was lower than the prior year's comparative period margin of 9.6%. During the quarter, the Company made several large, used equipment sales at sales prices below cost through auctions. These auction sales consisted of severely aged equipment that the Company is no longer the manufacturers' representative for and resulted in a loss of $ 1,510, primarily related to pavers. In addition, gross margin was adversely affected by the expenses related to the production growth and equipment investment in APM, our mining subsidiary. Production capacity has increased at the mining facility which we believe will assist in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which enables us to process multiple products more efficiently.

The Company's gross profit margin of 7.5% for the nine-month period ended April 30, 2007 was lower than the prior year's comparative period margin of 10.8%. During the quarter, the Company made several large, used equipment sales at sales prices below cost through auctions. These auction sales consisted of severely aged equipment that the Company is no longer the manufacturers' representative for and resulted in a loss of $ 1,510, primarily related to pavers. In addition, our sales mix changed from that of the prior year's nine-month period as loader backhoes, which typically maintain higher margins, represented the largest decline in sales, decreasing by $ 5,910 over the comparative nine-month period ended April 30, 2006. Both of these factors caused overall margins to decrease. In addition, margins were adversely affected by the production growth and equipment investment in APM, our mining subsidiary. Production capacity has been increased at the mining facility, which we believe will assist in obtaining improved production costs of the products produced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended April 30, 2007, selling, general, and administrative ("SG&A") expenses from continuing operations were only slightly lower by $ 95 compared to the prior year's comparative third quarter. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales.

For the nine-month period ended April 30, 2007, selling, general, and administrative ("SG&A") expenses from continuing operations decreased $ 164 from the prior year's comparative nine-month period. The slight decrease in SG&A from the prior year's comparative period reflects the impact of the increased business activities and production levels at our mining subsidiary, APM., offset by decreases in corporate overhead expenses as we have sold several branches.

INCOME FROM CONTINUING OPERATIONS

Loss from continuing operations for the three months ended April 30, 2007 increased by $ 656 compared to the three months ended April 30, 2006, reflecting the decrease in margin percentages in equipment sales and increased costs related to continued ramping up of production activities of our mining operation in the third quarter of fiscal year 2007. The acquisition of additional processing equipment, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce. We now have two processing plants, one for basalt and one for cinder, which prevents us from having to shut down production to set up production to process different products. The Company also recorded a valuation reserve, related to its deferred tax asset, of $ 878 during the three-month period ending April 30, 2007.

Loss from continuing operations for the nine months ended April 30, 2007 increased by $ 5,765 compared to the nine months ended April 30, 2006, again reflecting the decreased margins in equipment sales and the increased costs related to continued ramping up of production activities of our mining operation in fiscal year 2007 as discussed in the previous paragraph.

INTEREST EXPENSE

Interest expense for the three months ended April 30, 2007 of $ 1,757 was up from $ 1,352 in the prior year comparative period. This increase from the prior year's comparative period is the result of accelerated amortization of debt discount and deferred debt issuance costs related to a negotiated earlier payment schedule on the convertible debt. We amortized $ 568 of debt discount (related to warrants issued with the convertible debt transaction in June 2005) and $ 247 in debt issuance costs were amortized during the three months ended April 30, 2007 while during the three months ended April 30, 2006, these amounts were $ 242 and $ 91, respectively.

Interest expense for the nine months ended April 30, 2007 of $ 4,302 was up from $ 4,283 in the prior year comparative period. The convertible debt balance as of April 30, 2007 (net of discount) was $18,759 compared to $ 21,122 (net of discount) as of April 30, 2006. Although the Company has been making payments on the convertible debt, the decrease in interest costs was offset by the accelerated amortization of debt discount and deferred debt issuance costs as a result of a negotiated accelerated payment schedule on the convertible debt. During the nine-month period ending April 30, 2007, the Company amortized $1,092 in debt discount and $ 432 in deferred debt issuance costs as compared to $ 787 and 341, respectively, for the comparative nine-month period ending April 30, 2006.

NET LOSS

We had a net loss from continuing operations for the quarter ended April 30, 2007 of $ 2,020 compared with a net loss of $ 1,364 for the prior year's comparative quarter. Included in the current quarter's net loss is a $1,510 loss on used equipment sold at auction, as described above. The additional increase in the net loss is a result of lower margins on equipment sales and additional administrative and production costs at our mining operation as discussed above. The loss, related to the used equipment, was offset in the quarter ending April 30, 2007 by the gain resulting from the transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC to satisfy 50% of the penalty related a technical default of the convertible agreement. The Company also recorded a valuation reserve, related to its deferred tax asset, of $878 during the three-month period ending April 30, 2007.

We had a net loss from continuing operations for the nine months ended April 30, 2007 of $ 8,547 compared with a net loss of $ 2,782 for the prior year's comparative period. In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC, which resulted in a gain of $1,933 and a net penalty of $1,933. The new agreement also required an accelerated payment schedule which resulted in an accelerated amortization of the related debt discount and debt issuance costs. During the nine-month period ending April 30, 2007, the Company amortized $1,092 in debt discount and $ 432 in deferred debt issuance costs as compared to $ 787 and 341, respectively, for the comparative nine-month period ending April 30, 2006.

Discontinued Operations
-----------------------

The following table presents unaudited selected financial data for the discontinued operations of our business (in thousands of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                      April 30, 2007       April 30, 2006      April 30, 2007      April 31, 2006
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Revenue from discontinued operations                     $     --             $  2,947            $     46            $  8,525
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Gross Profit from discontinued operations                $     --             $    (20)           $    (41)           $    710
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
SG&A from discontinued Operations                        $     --             $     56            $     53            $    335
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Income (loss) from discontinued operations               $     --             $    (76)           $    (94)           $    375
-------------------------------------------------  -------------------- -------------------- ------------------- -------------------
Gain on disposal                                         $     --             $    251            $    --             $    251
------------------------------------------------------------------------------------------------------------------------------------

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

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the conversion price in the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also had the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt, which has expired as of 01/31/07) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of April 30, 2007 is $18,759 (net of discount of $1,905) all of which is short term.

In May 2007, the Board of Directors approved the sale of the Company's Anchorage and Fairbanks, Alaska operations for $ 12 million. The carrying amount of such assets as of the date of the sale was $ 11.3 million consisting of equipment and parts inventories and fixed assets. The Company recorded a gain on the sale of $ 690.

The Company has incurred a loss from continuing operations of $ 8,547 for the nine-month period ended April 30, 2007 compared to a loss of $ 2,782 for the comparable period in fiscal year 2006. During the 2007 period, the Company experienced a slightly weaker market and changes in product mix both of which contributed to lower sales and weaker margins. The loss for the period also includes a net charge for a late payment penalty of $1,933, regarding a technical default of the convertible debt, as prescribed under the convertible debt agreement (20% of the convertible debt balance on the date of the default). The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of 10% ownership interest in our subsidiary, Arizona Pacific Materials, LLC. We also sold equipment at auctions to generate cash flow, resulting in a loss of $ 1,510. The Company generated cash flow from operations of $4,125 for the nine-month period ended April 30,2007 period as compared to $ 10,696 for the 2006 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations as well as to make the required payments associated with the convertible debt.

With the technical default, the convertible debt becomes due immediately due. The Company has negotiated a revised due date of December 31, 2007. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

CASH FLOW FROM OPERATING ACTIVITIES

During the nine months ended April 30, 2007 we had positive cash flows from operating activities of $4,125. Our cash flow from operating activities consisted primarily of a reduction of accounts receivable of $3,084 and depreciation of $3,979. Accounts receivable monitoring and collections have been an increased focus of ours over the past two years with the need to make payments on convertible debt, which replaced the revolving line of credit maintained in prior years. Additional credit personnel have been added to our staff to accomplish this goal. We continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets, particularly in our rental fleet and the need for additional equipment in our mining operation in Phoenix to improve production levels. In prior years, we had focused less on our rental fleet inventory levels (allowing inventory levels to decline). We focus on the utilization of the rental fleet and continue to sell older equipment with less utilization and replace, as needed, with newer equipment where there is demand. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We increased our floor plan financing by $ 737 and paid $4,489 against our convertible debt balance during the nine-month period ended April 30, 2007 which also required us to obtain additional financing through long term notes payable, which increased by $736. Sales and collections of accounts receivable continue to be our major source for the payment of long-term debt. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales. The need for future capital resources relates primarily to our obligation to make monthly payments on our convertible debt as outlined in Note 7 of the consolidated financial statements. We are actively exploring avenues that will generate longer-term capital sources, including the generation of equity capital. We also continue to analyze each branch location and its market to assess the demand each location places on our financing activities and the contribution each location will make to the overall profitability of the Company as a result of these financing needs.

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $ 632 as of April 30, 2007. As a result of the accelerated due date of the convertible debt, the Company will be required to obtain alternate third party financing to support its current operations and to meet the accelerated convertible debt pay-off. There can be no assurance that the Company can obtain such third party financing. We are actively exploring avenues that will generate both short-term and long-term financing sources, as well as the generation of additional equity capital.

OTHER

As of April 30, 2007, the Company had outstanding convertible instruments, options and warrants convertible into 24,233,386 shares of common stock, which could potentially dilute earnings per share.

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

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The adoption of this pronouncement is not expected to have any material impact on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employees' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 51% of our net sales for the nine months ended April 30, 2007 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 48% for the nine-month period ended April 30, 2006. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the nine months ended April 30, 2007. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At April 30, 2007, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $47.0 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.47 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the nine months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     ITEM 1A. RISK FACTORS

          None.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of 10% ownership interest in our subsidiary, Arizona Pacific Materials, LLC. In January 2007, the Company recorded a $3.9 million expense for this penalty. With the technical default, the convertible debt becomes due immediately due. A revised due date of December 31, 2007 has been negotiated. The convertible debt holders are also requiring several additional large principal payments prior to December 31, 2007.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS

          Exhibit 31.1, 31.2     Rule 13a-14(a)/15d-14(a) Certification
          Exhibit 32.1           Certification by the Chief Executive Officer
                                 Relating to a Periodic Report Containing
                                 Financial Statements.*
          Exhibit 32.2           Certification by the Chief Financial Officer
                                 Relating to a Periodic Report Containing
                                 Financial Statements.*

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

June 14, 2007

                                         By: /s/ Mark J. Wright
                                             ------------------------
                                             Mark J. Wright
                                             Vice President of Finance and
                                             Chief Financial Officer