Form 10-K
period 2007-07-31
WESTERN POWER & EQUIPMENT CORP
filed 2007-10-29
CIK 939729

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


FOR THE FISCAL YEAR ENDED JULY 31, 2007           COMMISSION FILE NUMBER 0-26230



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

         As of October 15, 2007: (a) 11,230,000 shares of Common Stock, $.001 par value, of the registrant (the "Common Stock") were outstanding; (b) 4,453,162 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $979,696 based on the closing sale price of $0.22 per share on October 22, 2007.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Western Power & Equipment Corp., a Delaware corporation (the "Company"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. We believe, based upon the number of locations owned and operated, that we are one of the larger independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced by the Company include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, street sweepers, sewer vacuums, and mobile highway signs.

We operate out of facilities located in the states of Washington, Oregon, Nevada, and California. The equipment, we distribute, is furnished to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects. Our Alaska operations were sold in May of 2007.

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

Arizona Pacific Materials, LLC, a majority owned subsidiary, operates a surface mine producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix, Arizona building/construction market. Our Flagstaff operation was shut down in November 2006.

HISTORY AND ACQUISITIONS

Western Power & Equipment Corp commenced business in November 1992 with the acquisition from Case of seven retail distribution facilities located in Oregon and Washington. We became a subsidiary of American United Global, Inc. ("AUGI"), simultaneous with such acquisition. AUGI held 12.0 percent of the outstanding shares of common stock of the Company as of July 31, 2005. During fiscal year 2006, AUGI sold all its common stock to third party investors.

In September 2004, we purchased Arizona Pacific Materials, LLC, which operates a surface mine producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix, Arizona building/construction market.

As of September 30, 2007, we operate 9 equipment dealership locations.

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

Our business strategy includes efforts to expand sales at our existing locations. We will continue to seek to improve our product line and generate incremental sales increases by adding equipment and parts produced by manufacturers other than Case, where appropriate. We will also seek to increase sales of parts and service, both of which have considerably higher margins than equipment sales.

Our business strategy had previously focused on acquiring additional existing distributorships and rental operations, opening new locations, and increasing sales at our existing locations. We reduced our acquisition activity in recent years due to market conditions. As market conditions improve and opportunities arise, we consider new strategic acquisitions of other authorized Case construction equipment retail dealers located in established or growing markets, as well as dealers or distributors of construction, industrial, or agricultural equipment, and related parts, manufactured by companies other than Case. In addition to acquisitions, in the future we may open new retail outlets or make strategic acquisitions in related areas, as opportunities and conditions permit. The strategy in opening additional retail outlets has been to test market areas by placing sales, parts, and service personnel in the target market. If the results are favorable, a retail outlet was opened with its own inventory of equipment. This approach reduces both the business risk and the cost of market development.

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

Under the terms of standard Case dealer agreements, we are an authorized Case dealer for sales of equipment and related parts and services at locations in Oregon, Washington, Nevada, and northern California. The dealer agreements have no defined term or duration, but are reviewed on an annual basis by both parties, and can be terminated without cause at any time either by the Company on 30 days' notice or by Case on 90 days' notice. Although the dealer agreements do not prevent Case from arbitrarily exercising its right of termination, based upon Case's established history of dealer relationships and industry practice, we do not believe that Case would terminate its dealer agreements without good cause.

The dealer agreements do not contain requirements for specific minimum purchases from Case. In consideration for our agreement to act as dealer, Case supplies us equipment for sale and lease, parts, cooperative advertising benefits, marketing brochures related to Case products, access to Case product specialists for field support, the ability to use the Case name and logo in connection with the Company's sales of Case products, and access to Case floor plan financing for equipment purchases. Such floor planning arrangement currently provides us with interest free credit terms on new equipment purchases ranging from one to six months, depending upon the type of equipment floored, after which interest commences to accrue monthly at an annual rate of up to 2% over the prime rate of interest. The invoice price of each item of equipment is payable at the earlier of the time we sell it or expiration of flooring financing period provided to us by Case.

Other Products.
---------------

Although the principal products we sell, rent, and service are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 49% of the Company's net sales for both fiscal year 2007 and fiscal 2006 resulted from sales, rental, and servicing of products manufactured by companies other than Case. Manufacturers, other than Case, represented by us offer various levels of supplies and marketing support along with purchase terms which vary from cash upon delivery to interest-free, 12-month flooring.

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

Equipment Rental.
-----------------

We maintain a separate fleet of equipment that we hold for rental. Such equipment is generally held in the rental fleet for 12 to 36 months and then sold as used equipment with appropriate discounts reflecting prior rental usage. As rental equipment is taken out of the rental fleet, we add new equipment to our rental fleet as needed. The rental charges vary, with different rates for different types of equipment rented. Rentals are 6% and 5% of revenue in fiscal year 2007 and fiscal year 2006, respectively. See "Sales and Marketing" below.

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

Mining
------

Through our majority owned subsidiary, Arizona Pacific Materials, LLC, we operate a surface mine producing cinder and basalt aggregate to supply material for block manufacturers, concrete and asphalt suppliers and landscape contractors, in the Phoenix, Arizona building/construction market. Our Flagstaff operation was shut down in November of 2006.

SALES AND MARKETING

Our customers are typically residential and commercial building general contractors, road and bridge contractors, sewer and septic contractors, underground utility contractors, persons engaged in the forestry industry, equipment rental companies, and state and municipal authorities. We estimate that we have approximately 19,000 customers, with most being small business owners, none of which accounted for more than 3% of our total sales in the fiscal year ended July 31, 2007.

For fiscal years 2007, 2006, and 2005, the revenue breakdown by source for the business operated by the Company were approximately as follows:

                               FY 2007  FY 2006  FY 2005
                               -------------------------
         Equipment Sales        67%       72%       72%
         Equipment Rental        6%        5%        3%
         Product Support        24%       22%       24%
         Mining                  3%        1%        1%
                               -------------------------
                               100%      100%      100%
                               =========================

We advertise our products in trade publications and appear at trade shows throughout our territory. We also encourage our salespersons to visit customer sites and offer equipment demonstrations when requested.

Our sales and marketing activities do not result in any significant backlog of orders. Although we accept orders from customers for future delivery following manufacture by Case or other manufacturers, during fiscal 2007 a majority of our sales revenues resulted from products sold directly out of inventory, or the providing of services upon customer request.

We employed approximately 30 equipment salespersons on July 31, 2007. All of our sales personnel are employees of the Company, and all are under the general supervision of C. Dean McLain, the President of the Company. Each equipment salesperson is assigned a separate territory, the size of which varies based upon the number of potential customers and anticipated volume of sales, as well as the geographical characteristics of each area.

On July 31, 2007, we employed one product support salesperson who sells our parts and repair services to customers in assigned territories. We have no independent distributors or non-employee sales representatives.

SUPPLIERS

We purchase our equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during fiscal 2007. While maintaining our commitment to Case to primarily purchase Case equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchase from manufacturers other than Case in the future.

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

We are currently the only Case dealer for construction equipment in northern Nevada, and in the northern California area, and we are one of several Case dealers in Oregon and Washington. However, Case has the right to establish other dealerships in the future in the same territories in which we operate. In order to maintain and improve our competitive position, revenues and profit margins, we plan to increase our sales of products produced by companies other than Case.

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

EMPLOYEES

As of July 31, 2007, we employed 199 full-time employees. Of that number, 17 are in corporate administration, 10 are involved in administration at the branch locations, 52 are employed in equipment sales and rental, 20 are employed in mining operations, and 100 are employed in product support. As of July 31, 2007, approximately 18 of our service technicians and parts employees at the Sacramento, California operation were being represented by Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO under the terms of a five-year contract expiring August 31, 2010. We believe that our relations with employees is generally satisfactory.

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

FORWARD-LOOKING STATEMENTS

Information included above relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, and industrial sectors; the success of our entry into new markets; the success of our expansion of our equipment rental business; rental industry conditions and competitors; competitive pricing; our relationship with our suppliers; relations with our employees; our ability to manage our operating costs; the continued availability of financing; governmental regulations and environmental matters; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

ITEM 1A. RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE YOU THAT OUR PROFITABILITY WILL CONTINUE.

For the fiscal years ended July 31, 2007, 2006, and 2005 we had net income
(loss) of approximately $(12,781,000), ($3,967,000), $2,490,000, respectively.
During each of the five fiscal years ended July 31 prior thereto, we had net income of $1,913,000 during fiscal 2004 and $412,000 during fiscal year 2003 and incurred significant net losses of approximately $10,019,000 during fiscal 2002, $7,842,000 during fiscal 2001, and $7,198,000 during fiscal 2000. As of July 31, 2007, we had an accumulated deficit of $30,255,000. We cannot assure you that we will be able to maintain profitability, or that we will not incur significant losses in the future.

WE HAVE ACQUIRED A SUBSIDIARY THAT HAS EXPERIENCED SIGNIFICANT LOSSES IN PRIOR YEARS.

In September 2004, we purchased Arizona Pacific Materials, LLC (to which we refer as "APM"), which operates a surface mine producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix, Arizona building/construction market. Our Flagstaff operation was shut down in November of 2006. During the fiscal years ending March 31, 2004 and 2003, APM incurred losses of $1,684,830 and $932,768 respectively. During the fiscal year ending July 31, 2005, APM incurred a loss of $1,005,443. During the year ending July 31, 2006 APM incurred a loss of $2,457,486 and during the year ending July 31, 2007 APM incurred a loss of $3,260,717. APM will require significant capital investment and additional working capital to develop its current operations. We cannot assure you that APM will be able to obtain profitability, or that it will not incur significant losses in the future.

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

Currently, Case Corporation provides approximately 51% of our product sales. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply us with products or continue its relationship with us. If we are unable to obtain Case products or to continue our relationship with Case, we will likely experience reductions in product and service sales and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key products.

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

Our Chief Executive Officer, Mr. McLain, beneficially owns approximately 16.7% of our common stock and The Rubin Family Irrevocable Stock Trust beneficially owns approximately 27.1% of our common stock. Accordingly, our Chief Executive Officer and The Rubin Family Irrevocable Stock Trust will be able to exercise significant influence over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

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

In June 2005, we issued $32,000,000 principal amount of debentures paying interest at the London Interbank Offered Rate ("LIBOR") plus 6%, of which $30,000,000 may be converted into shares of our common stock. $2,000,000 previously owed under the Series B Debentures was fully paid as of November 30, 2005. As of July 31, 2007, $19,383 is outstanding under the Series A Debentures. Any event of default as described in the Series A Debentures will require their early repayment. If we are required to repay the Series A Debentures, we may be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the note holders could commence legal action against us to recover the amounts due which ultimately could require the disposition of some or all of our assets, all of which serve as security for the repayment of the debentures. Any such action would require us to curtail or cease operations. There can be no assurance that we will have the capital or assets necessary to repay the debentures, principal or interest, at the time they become due.

In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company entered into a waiver agreement in April of 2007 with the convertible debt holders whereby 50% of the penalty was paid in cash and the remaining 50% of the penalty was satisfied by a transfer of a 10% ownership interest (valued at $1,933) in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of a cash settlement.

As of July 2007, the Company was in technical default of the terms of the April default waiver, as the Company did not make all of the required principal payment due June 30, 2007. The Company negotiated a waiver of that default in exchange for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan repayment on October 15, 2007 and continues to be in default with the debt agreement. The Company recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007.

As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383.

With this technical default, the convertible debt becomes due immediately due. Management is currently in discussions with the debt holders and is seeking to refinance the debt but there is no assurance they will succeed in these efforts.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS

The accountants report has been modified to indicate substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis. We are currently in default of our convertible debt agreement and may not obtain a waiver to cure the default.

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

As of the date of this Form 10-K, we have 11,230,000 shares of common stock issued and outstanding and convertible Series A Debentures outstanding, pursuant to a Securities Purchase Agreement dated as of June 8, 2005 entered into with certain institutional lenders (the "Purchase Agreement"), which may, as of the date of this filing, be converted into

9,247,975 shares of common stock at $1.75 per share. Under the Purchase Agreement, we also issued the institutional lenders warrants to purchase an additional 8,500,218 shares of our common stock at $1.75 per share. As of the date of this Form 10-K, the Series A Debentures allow the lenders to receive the interest payable thereon in an amount of 380,437 shares of our common stock. All of these additional 18,128,630 shares may be sold without restriction upon effectiveness of the prior registration statement which was declared effective in April 2006. The sale of a substantial amount of these shares would adversely affect the market price of our common stock.

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

There are presently 3,130,576 freely tradable shares of our common stock out of an aggregate of 11,230,000 outstanding shares. Assuming all 18,128,630 shares of common stock, issuable to selling stockholders in previously filed registration statements, were sold, we would have 21,259,206 shares that are freely tradable without the requirement of registration under the Securities Act. Assuming all 21,259,206 shares of common stock issuable to selling stockholders in the prior registration statements are sold, we would have 29,358,630 shares issued and outstanding. We also have 5,030,000 shares of common stock reserved for issuance pursuant to the exercise of presently vested outstanding options and warrants. If all such options and warrants were exercised, we would have 34,388,630 shares of our common stock issued and outstanding. We may in the future register all or a portion of the presently restricted shares of common stock and the shares underlying options and warrants.

The 8,099,424 shares of our common stock issued and outstanding that are currently not freely tradable are "restricted securities" as defined under Rule 144 of the Securities Act. The holders of these shares may only sell their shares, absent registration, in accordance with the provisions of Rule 144. Restricted securities may only be publicly sold pursuant to a registration under the Securities Act, or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act. Rule 144 entitles each person holding restricted securities for a period of one year to sell an amount of shares which does not exceed the greater of 1% of the shares of our common stock outstanding every three months in ordinary brokerage transactions or, assuming the shares of common stock are then traded on Nasdaq, the average weekly trading volume during the four calendar weeks prior to said sale. Any substantial sales pursuant to Rule 144, including the potential sale of our affiliates' shares of our common stock, may have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and time of such financing.

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

                                                     EXPIRATION         ANNUAL         SIZE/SQUARE             PURCHASE
LOCATION AND USE               LESSOR                   DATE            RENTAL         FEET                    OPTIONS
------------------------       ------------------    ----------       ----------       ------------------      ---------
1745 N.E. Columbia Blvd.       Carlton O. Fisher,                                      Approx. 4 acres;           No
Portland, Oregon 97211         CNJ Enterprises       12/31/2010       $ 84,000(1)      building 17,622
                                                                                       sq. ft.

1665 Silverton Road, N.E.      LaNoel Elston                                           Approx. 1 acre;            No
Salem, Oregon 97303            Myers Living Trust    07/31/2009       $ 37,200(1)      building 14,860
                                                                                       sq. ft.

15111 Smokey Point Blvd        Woody & Carol                                           Approx. 2.1                No
Marysville, Washington 98271   Wells                 11/30/2009       $ 57,650(1)      acres; building
                                                                                        13,600 sq. ft.

6407-B  NE 117th Ave           McLain-Rubin                                            Building 8,627             No
Vancouver, Washington 98662    Realty Company,       06/30/2016       $168,000         sq. ft.
(Executive Offices)            LLC (3)

2702 W. Valley Hwy No.         Avalon Island LLC                                       Approx. 8 acres;           No
Auburn, Washington 98001                             11/30/2015       $252,000(1)      building 33,000
                                                                                       sq. ft.

500 Prospect Lane              Owned                                                   Approx. 1.5                N/A
Moxee, Washington 98936                                     N/A            N/A         acres; building
(Subleased to 3rd Party)                                                               4,320 sq. ft.

1455 Glendale Ave.             McLain-Rubin                                            Approx. 5 acres;           No
Sparks, Nevada 89431           Realty Company,       09/30/2007(4)    $276,000(2)      building 22,475
                               LLC (3)                                                 sq. ft.

1751 Bell Avenue               McLain-Rubin                                            Approx. 8 acres;           No
Sacramento, California 95838   Realty Company,       09/30/2007(4)    $228,000(2)      building 35,940
                               LLC (3)                                                 sq. ft.


8271 Commonwealth Avenue       M.E. Robinson &
Buena Park, CA 90621-2537      Lois Robinson         03/31/2010       $132,000         N/A                        No


2535 Ellis Street              Hart Enterprises                                        Approx. 2 acres;           Yes
Redding, California 96001                               Monthly       $ 33,600         building 6,200
                                                                                       sq. ft.

1041 S Pershing Ave            Raymond               03/14/2011       $ 51,000         Approx. .5 acres;          Yes
Stockton, CA   95206           Investment Corp                                         building 1,794
                                                                                       sq. ft.

9390 E Hiller Rd               Owned                        N/A            N/A         Approx. 74 acres           N/A
Phoenix, AZ  85232

9390 E Hiller Rd
Phoenix, AZ  85232             State of Arizona (5)    10/20/07       $  3,200         Approx. 80 acres           No

1 Net lease with payment of insurance, property taxes, and maintenance costs paid by the Company.

2 Net lease with payment of insurance, property taxes and maintenance costs, including structural repairs, paid by the Company.
3    Related party lease.
4    Renewal in process.
5    Own the mineral rights while the State of Arizona owns the surface rights.

--------------------------------------------------------------------------------


Our operating facilities as of July 31, 2007 were separated into 1) four "hub" outlets and five "sub-stores" and 2) one subsidiary with one location. In addition, we maintain our headquarters operation in Vancouver, Washington. The hub stores are the main distribution centers located in Auburn, Washington; Portland, Oregon; Sparks, Nevada; and Sacramento, California; and the sub-stores are the smaller facilities located in Marysville, Washington; Salem, Oregon; Stockton, and Redding, California. The subsidiary (Arizona Pacific Materials,
LLC) maintain a location in Florence, Arizona.

All of the leased and owned facilities used by us are believed to be adequate in all material respects for the needs of our current and anticipated business operations.


ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock is traded on the OTC Bulletin Board under the symbol WPEC. The high and low closing prices for the Company's common stock for the years ended July 31, 2007 and July 31, 2006 were as follows:

                                                               High       Low
                                                               ----       ---
Fiscal 2007
-----------
1ST QUARTER - August 1, 2006 through October 31, 2006         $ 1.28    $  .60

2ND QUARTER - November 1, 2006 through January 31, 2007       $  .85    $  .45

3RD QUARTER - February 1, 2007 through April 30, 2007         $  .85    $  .53

4TH QUARTER - May 1, 2007 through July 31, 2007$    .51       $  .13

Fiscal 2006
-----------
1ST QUARTER - August 1, 2005 through October 31, 2005         $ 2.00    $ 1.70

2ND QUARTER - November 1, 2005 through January 31, 2006       $ 1.95    $ 1.55

3RD QUARTER - February 1, 2006 through April 30, 2006         $ 1.90    $ 1.30

4TH QUARTER - May 1, 2006 through July 31, 2006               $ 1.75    $ 1.15

The number of shareholders of record of the Company's Common Stock on July 31, 2007 was 466 and the number of beneficial holders of the Company's Common Stock is estimated by management to be approximately 800 holders.

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

     Equity Compensation Plan Information
     ------------------------------------

------------------------------- ---------------------------------------- ---------------------------- ------------------------------
Plan category                   Number of Securities to be issued upon   Weighted -average exercise   Number of securities
                                exercise of outstanding options,         price of outstanding         remaining available for
                                warrants and rights                      options, warrants and        future issuance under equity
                                                                         rights                       compensation plans (excluding
                                                                                                      securities reflected in
                                                                                                      column (a))
------------------------------- ---------------------------------------- ---------------------------- ------------------------------
Equity compensation plans
approved by security holders                   1,880,000                            $.50                        5,100,000
------------------------------- ---------------------------------------- ---------------------------- ------------------------------
Equity compensation plans not
approved by security holders                      --                                 --                             --
------------------------------- ---------------------------------------- ---------------------------- ------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been derived from the audited financial statements of the Company. See notes to Consolidated Financial Statements in Part IV, Item 14(a)(1) for information concerning the effect of acquisitions completed by the Company during the periods reflected.

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
(CONTINUING OPERATIONS)

                                                                    Fiscal Year Ended July 31,
                                                   2007          2006         2005          2004          2003
------------------------------------------------------------------------------------------------------------------
Net sales                                      $   96,824    $  102,166    $   82,040    $   78,639    $   71,813
Gross profit                                   $    9,292    $   10,863    $   10,833    $   10,595    $    9,838
    (% of sales)                                      9.6          10.6          13.2          13.4          13.7
Selling, general and administrative            $   10,182    $   10,250    $    8,720    $    7,891         7,916
    (% of sales)                                     10.5          10.0          10.6          10.0          11.0
Income (loss) before income taxes              $  (12,232)   $   (5,145)   $   (1,116)   $       90    $   (1,189)
    (% of sales)                                    (12.6)         (4.8)         --            --            --

Income (loss) from continuing
    operations                                 $  (13,792)   $   (5,201)   $      336    $      42     $   (1,236)

Basic earnings per share:
Net (loss) income per basic common
share - continuing operations                  $    (1.22)   $    (0.49)   $      0.3    $    (0.01)   $    (0.23)
                                               ==========    ==========    ==========    ==========    ==========

Net (loss) income per dilutive common
share - continuing operations                  $    (1.22)   $    (0.49)   $     0.02    $    (0.01)   $    (0.23)
                                               ==========    ==========    ==========    ==========    ==========

Shares used in basic earnings per
    share calculations                             11,313        10,632        10,141        10,130         5,336

Shares used in dilutive earnings per
    share calculations                             11,313        10,632        26,269        10,130         5,336


Working capital surplus (deficit)              $  (17,552)   $   10,570    $   15,769    $  (16,578)   $  (21,878)
Long-term debt (including capital leases
   and deferred lease income)                  $    2,485    $   16,611    $   25,437    $      902    $      880
Stockholders' equity (deficit)                 $   (7,657)   $    5,124    $    6,500    $      102    $   (1,811)
Total assets                                   $   46,054    $   64,603    $   71,637    $   55,024    $   54,466

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources (MD&A) is designed to provide a reader of the financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but not yet effective. Our MD&A is presented in six sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, New Accounting Pronouncements and General Economic Conditions. We believe it is useful to read our MD&A in conjunction with our annual report on Form 10-K for the fiscal year ended July 31, 2007 enclosed herein and with Forms 10-Q filed previously by the Company. Amounts are stated in `thousands of dollars' unless otherwise stated. Certain amounts in the 2006 and 2005 discussions have been reclassified to conform with the 2007 presentation which includes continuing and discontinued operations. These reclassifications had no impact on net income or cash flows as previously reported.

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

OVERVIEW

Western Power & Equipment Corp., a Delaware corporation, (the "Company", "us", "we" or "our"), is engaged in the sale, rental, and servicing of light, medium-sized, and heavy construction, agricultural, and industrial equipment, parts, and related products which are manufactured by Case Corporation ("Case") and certain other manufacturers. We also operate a mining company in Arizona. We believe, based upon the number of locations owned and operated, that we are one of the largest independent dealers of Case construction equipment in the United States. Products sold, rented, and serviced include backhoes, excavators, crawler dozers, skid steer loaders, forklifts, compactors, street sweepers, sewer vacuums, and mobile highway signs.

We maintain two distinct segments, which include Western Power & Equipment Corp., an equipment dealership and Arizona Pacific Materials, LLC, a mining operation.

We operate out of facilities located in the states of Washington, Oregon, Nevada, and California for our equipment dealership. Our revenue sources are generated from equipment (new and used) sales, parts sales, equipment service, and equipment rental. The equipment is distributed to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction, and other projects. Our mining facility is located in the Phoenix, Arizona, area.

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

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant levels of construction activity in the Phoenix area, especially in Pinal County where the mining operation is located. Although the level of construction starts in the Phoenix area has slowed in the last year, the area is still listed in the top 5 growth areas in the United States. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

FISCAL YEAR 2007, AS COMPARED WITH FISCAL YEAR 2006

The following table presents audited selected financial data for our consolidated business activities (in thousands of dollars):

--------------------------------------- ------------------- ------------------- -------------
                                         Fiscal Year Ended   Fiscal Year Ended     Increase
Consolidated (in 000's)                    July 31, 2007       July 31, 2006      (Decrease)
--------------------------------------- ------------------- ------------------- -------------
Revenue from continuing operations           $  96,824           $ 102,166         $ (5,342)
--------------------------------------- ------------------- ------------------- -------------
Gross profit from continuing operations      $   9,292           $  10,863         $ (1,571)
--------------------------------------- ------------------- ------------------- -------------
SG&A from continuing operations              $  10,182           $  10,250         $    (68)
--------------------------------------- ------------------- ------------------- -------------
(Loss) income from operations                $    (890)          $     613         $ (1,503)
--------------------------------------- ------------------- ------------------- -------------
Loss from continuing operations              $ (13,792)          $  (5,201)        $ (8,591)
--------------------------------------- ------------------- ------------------- -------------

EBITDA (1)                                   $   3,444           $   7,727         $ (4,283)
--------------------------------------- ------------------- ------------------- -------------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income (loss) plus interest, taxes, depreciation and amortization.

REVENUES

Revenues from continuing operations for the fiscal year 2007 decreased by $5,342 or 5.2% from that of fiscal year 2006. Equipment sales decreased by $7,955 or 10.9%. Most all of our branch locations experienced decreases this year, most significantly our Sparks, Nevada location which had a decline of $3,388. Sparks had an unusually high level of sales in fiscal year 2006 and faced a dramatic decline in the residential market in fiscal year 2007, which was not offset by increased commercial development, as normally the case. With the decline in equipment sales we experienced a slight increase in our rental revenues, $5,570 for fiscal year 2007 compared to $5,381 for fiscal year 2006. The construction industry is affected by many economic conditions of which interest rates have a significant impact. We anticipate interest rates to rise and therefore, continue to analyze the need to increase our rental fleet to provide additional product, as customers alter their "buy versus rent" decisions. Parts and service sales increased to $23,412 in fiscal year 2007 from $22,153 in fiscal year 2006. Mining sales for fiscal year 2007 increased by $1,165 or 78.8% over fiscal year 2006. The increase is a result of continued high level of construction activity in the Phoenix area and for which APM now is participating at a higher level. Based upon a 2004 third party expert survey, our Phoenix location had approximately 39,000,000 tons of proven reserves and an additional 38,000,000 tons of indicated reserves of high-grade basalt available to be processed. We acquired more processing equipment during fiscal year 2007, which enabled us to increase our production capacity to process the available reserves. We anticipate that current demand for our mining products, related to the high level of construction activity in the Phoenix area, will continue and allow us to sell as much as we can produce.

GROSS MARGIN

Our gross profit margin from continuing operations of 9.6% for fiscal 2007 was lower than the gross profit margin for the prior year's of 10.6%. This decrease is related to the impact of several auction sales that occurred in fiscal year 2007 in an effort to generate cash flow to meet debt service costs. Margins were lower in an effort to stimulate sales particularly in our Sparks, Nevada location, which exhibited a significant decline in the residential market. Increased sales volumes from our subsidiary, Arizona Pacific Materials (APM), have also helped offset more of the fixed costs of production and contributed to overall gross margin. With the anticipated increases in production capacity generated by new processing equipment, we expect larger contributions to gross margin by APM in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For fiscal 2007, SG&A expenses from continuing operations as a percentage of revenues from continuing operations were 10.5% compared to 10.0% for fiscal 2006. The slight increase in SG&A is a result of a lower level of sales as we sell our discontinued operations. Fixed costs associated with operations do not diminish at the same rate as the decrease in sales with these discontinued operations. Support expenses are higher in the area of legal and consulting expenses as we continue to raise debt and equity capital for future operations. The increase from the prior year's comparative period also reflects the impact higher production related support expenses, especially in repair, depreciation and equipment rental expenses related to the increased business activities at our mining subsidiary.

INCOME FROM  OPERATIONS

Income from operations for the fiscal 2007 decreased by $1,503 compared to fiscal 2006. As sales levels for the equipment dealership lower, fixed operational expenses have a higher impact on income from operations. Management continues to investigate areas where expenses can be decreased without affecting future growth. The Company is currently attempting to find alternative financing, which will provide better payment relationships with our vendors and improve availability of products for our customers. The acquisition of additional processing equipment at APM, we believe, will substantially increase our production capacity in the future. We anticipate that current demand for our mining products, related to the high level of construction activity in the Phoenix area, will allow us to sell as much as we can produce and contribute to overall income from operations on a consolidated basis. We have and will continue to monitor our SG&A expenses to maximize the near future benefit of the changing economic conditions in the equipment and mining markets.

INTEREST EXPENSE

Interest expense for fiscal 2007 of $6,127 was up from $5,633 in fiscal 2006. In June 2005, the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031 and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the option to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. The value of these warrants is $441 and is also treated as debt discount to be amortized over 18 months. In February 2006, the conversion price of the convertible debt was amended from $2.00 per common share to $1.75 per common share. The incremental fair value of this amendment is $680 and is treated as additional debt discount to be amortized over the remaining life of the related debt.

Included in interest expense is $1,806 of debt discount (related to warrants issued with the convertible debt and with an accelerated amortization due to the default waiver) compared to $1,003 in fiscal year 2006. There was also $540 in debt issuance costs amortized during the twelve months ending July 31, 2007 compared to $429 for the same period ending July 31, 2006.

NET INCOME/LOSS

We had a net loss from continuing operations for fiscal 2006 of $13,792 compared with a net loss of $5,201 for fiscal 2006. The change is primarily related to additional interest costs, convertible debt penalties, as well as the warrant and debt issuance costs as discussed above. In addition, our mining operations continued to require substantial funds to operate.

In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company entered into a waiver agreement in April 2007 with the convertible debt holders whereby 50% of the penalty was paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest (valued at $1,933) in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of a cash settlement.

As of July 2007, the Company was in technical default of the terms of the April default waiver, as the Company did not make all of the required principal payment due June 2007. The Company negotiated a waiver of that default in exchange for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised payment due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the full loan payment on October 15, 2007 and continues to be in default with the debt agreement. The Company has recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007.

As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383. In addition, for the quarter ended October 31, 2007, the Company will record as a charge $1,731 for deferred debt issuance costs as a result of the above debt defaults.

DISCONTINUED OPERATIONS

The following table presents selected financial data for the discontinued operations of our business (in thousands of dollars):

------------------------------------------ ----------------- -------------------
                                           Fiscal Year Ended  Fiscal Year Ended
                                             July 31, 2007      July 31, 2006
------------------------------------------ ----------------- -------------------
Revenue from discontinued operations           $ 25,405            $ 28,888
------------------------------------------ ----------------- -------------------
Gross Profit from discontinued operations      $  1,345            $  2,592
------------------------------------------ ----------------- -------------------
SG&A from discontinued operations              $  1,024            $  1,609
------------------------------------------ ----------------- -------------------
Income from discontinued operations            $    321            $    983
------------------------------------------ ----------------- -------------------
Gain on sale of discontinued operations        $    690            $    251
------------------------------------------ ----------------- -------------------

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

In May of 2007 we sold our Anchorage and Fairbanks locations for $12,158, including $11,409 for inventory and $230 for fixed assets. This resulted in a gain on sale of assets of $690.

FISCAL YEAR 2006, AS COMPARED WITH FISCAL YEAR 2005

------------------------------------------ ----------------------- --------------------- -----------------
                                             Fiscal Year Ended       Fiscal Year Ended     Increase Ended
Consolidated (in 000's)                        July 31, 2006           July 31, 2005         (Decrease)
------------------------------------------ ----------------------- --------------------- -----------------
Revenue from continuing operations               $ 102,166                $  82,040           $  20,126
------------------------------------------ ----------------------- --------------------- -----------------
Gross profit from continuing operations          $  10,863                $  10,833           $      30
------------------------------------------ ----------------------- --------------------- -----------------
SG&A from continuing operations                  $  10,250                $   8,720           $   1,530
------------------------------------------ ----------------------- --------------------- -----------------
Income (loss) from operations                    $     613                $   2,113           $  (1,500)
------------------------------------------ ----------------------- --------------------- -----------------
Income (loss) from continuing operations         $  (5,201)               $     336           $  (5,537)
------------------------------------------ ----------------------- --------------------- -----------------
EBITDA (1)                                       $   7,727                $   9,357           $  (1,630)
------------------------------------------ ----------------------- --------------------- -----------------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as net income (loss) plus interest, taxes, depreciation and amortization.

REVENUES

Revenues from continuing operations for the fiscal 2006 increased by $20,126 or 24.5% over that of fiscal 2005. Significant increases occurred in all of our stores except for our smallest location in California. These increases were driven primarily by equipment sales with very low margins in an effort to reduce inventory for debt service and to take advantage of demand to sell aged inventory, again to generate cash flow. The construction industry is affected by many economic conditions of which interest rates have a significant impact. We anticipate interest rates to rise and therefore will continue to analyze the need to increase our rental fleet to provide additional product, as customers alter their "buy versus rent" decisions.

During fiscal year 2005, we purchased Arizona Pacific Materials, LLC, a mining operation processing basalt and cinder aggregate in the Phoenix, Arizona. We anticipate the mining revenues to grow with the high level of construction activity in the Phoenix area. We have acquired more processing equipment, which we believe will substantially increase our production capacity in the future. We anticipate that current demand for our mining products will allow us to sell as much as we can produce.

GROSS MARGIN

Our gross profit margin from continuing operations of 10.6% for fiscal 2006 was lower than the prior year's of 13.2%. The decrease in 2006, is due to changes in sales mix, particularly in equipment sales, which carried low margins to generate cash flow and to sell aged equipment inventory. Fiscal 2006 was also a year in which the Company acquired large amounts of production equipment for our subsidiary, Arizona Pacific Materials, LLC, a mining operation in the Phoenix, Arizona area. We anticipate production levels to increase in future years at Arizona Pacific Materials (APM), which should help offset more of the fixed costs of production and contribute to overall gross margin. The Company continues to focus its sales efforts on specialty and niche lines and to obtain alternate financing to enhance our cash flow requirements to maintain products for our customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For fiscal 2006, SG&A expenses from continuing operations as a percentage of revenues from continuing operations was 10.0% compared to 10.6% for fiscal 2005. The increase in SG&A expenses of $1,530 is associated with the first year start up expenses related to our subsidiary, Arizona Pacific Materials, LLC and its two locations in Arizona. Selling, general and administrative costs for the Arizona subsidiary were $1,908 for the year ended July 31, 2006. The Company was able to decrease some of the expenses associated with our equipment dealership.

INCOME FROM OPERATIONS

Income from operations for fiscal 2006 decreased by $1,500 compared to fiscal year 2005. Increased SG&A expenses (particularly at APM) have contributed to the impact to income from operations. We have and will continue to monitor our SG&A expenses to maximize the near future benefit of the current strong economic conditions in the equipment and mining markets.

INTEREST EXPENSE

Interest expense for fiscal 2006 of $5,633 was up from $3,146 in fiscal 2005. This increase from the prior year's comparative period is the result of an approximate 2% higher interest rate over that of the prior fiscal year. The Company had an inventory floor plan and operating line of credit facility through GE Commercial Distribution Finance ("GE"), fka Deutsche Financial Services, which was paid off in June 2005. Management had used this facility to allow the Company to take greater discounts and to lower overall interest expense and to provide operating capital liquidity. In June 2005, the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. A portion of the proceeds from the convertible debt was used to pay off the credit line with GE. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031,000 and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt and would receive an additional 1,312,500 warrants. The value of these warrants is $441 and is also treated as debt discount to be amortized over 18 months. Included in interest expense for fiscal 2006 is $1,003 of amortized debt discount related to the issuance of warrants. Also included in the interest expense was the amortization of debt issuance costs related to the convertible debt issuance of $433 as compared to $90 in fiscal year 2005.

NET INCOME/LOSS

We had a net loss from continuing operations for fiscal 2006 of $5,201 compared with a net income from continuing operations of $336 for fiscal 2005. The change is primarily related to additional interest costs, warrant and debt issuance costs as discussed above. There was also an income tax benefit related to the reduction of $1,500 in a valuation allowance in our deferred taxes in fiscal year 2005 that did not occur in fiscal year 2006.

DISCONTINUED OPERATIONS

The following table presents selected financial data for the discontinued operations of our business (in thousands of dollars):

----------------------------------------- ------------------- ------------------
                                           Fiscal Year Ended   Fiscal Year Ended
                                             July 31, 2006       July 31, 2005
----------------------------------------- ------------------- ------------------
Revenue from discontinued operations            $28,888            $35,182
----------------------------------------- ------------------- ------------------
Gross Profit from discontinued operations       $ 2,592            $ 3,326
----------------------------------------- ------------------- ------------------
SG&A from discontinued operations               $ 1,609            $ 1,449
----------------------------------------- ------------------- ------------------
Income from discontinued operations             $   983            $ 1,877
----------------------------------------- ------------------- ------------------
Gain on sale of discontinued operations         $   251            $   277
----------------------------------------- ------------------- ------------------

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

In March of 2006 we sold our Spokane and Clarkston locations for $2,871, including $2,462 for inventory and $401 for fixed assets. This resulted in a gain on sale of assets of $251.

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

Under inventory floor planning arrangements the manufacturers of products sold by us provide interest free credit terms on new equipment purchases for periods ranging from one to twelve months, after which interest commences to accrue monthly at rates ranging from zero to two percent over the prime rate of interest. Principal payments are typically made under these agreements at scheduled intervals and/or as the equipment is rented, with the balance due at the earlier of a specified date or upon sale of the equipment. At July 31, 2007, we were indebted under manufacturer provided floor plan arrangements in the aggregate amount of $ 20,521.

We had an inventory floor plan and operating line of credit with GE which expired on December 31, 2001. The line of credit agreement had not been renewed and the Company was operating under the agreement on a month to month basis. This credit facility was paid in full in June 2005.

In June 2005 the Company closed a new $32 million senior credit facility with several institutional lenders. The facility is comprised of $30 million of convertible debt (convertible into common shares of the Company at $2.00 per share) payable over the next five years and a $2 million six month bridge loan, both at a variable interest rate of LIBOR plus 6%. The lenders were also granted warrants to purchase approximately 8.5 million common shares of the Company at $1.75 per share. The value of these warrants is $3,031and is treated as debt discount to be amortized over the life of the related debt. The lenders also have the option to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt. The value of these warrants is $441 and is also treated as debt discount to be amortized over 18 months. In February 2006, the conversion price of the convertible debt was amended from $2.00 per common share to $1.75 per common share. The incremental fair value of this amendment is $680 and was recorded as additional debt discount to be amortized over the remaining life of the related debt.

We used $23.0 million of the loan proceeds to repay and terminate a credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials. The remainder of the proceeds was used to support our near term needs for working capital, general capital expenditures, including sufficient working capital to initiate the build out of the Phoenix mining facilities, and other corporate requirements.

In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company entered into a waiver agreement with the convertible debt holders whereby 50% of the penalty was paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest (valued at $1,933) in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of a cash settlement.

In July 2007, the Company was in technical default of the terms of the April default waiver, as the Company did not make all of the required principal payment due June 30, 2007. The Company negotiated a waiver of that default in exchange for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised payment due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan repayment on October 15, 2007 and continues to be in default with the debt agreement. The Company has recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007 for this penalty.

As a result of the above defaults, the Company recorded a total convertible debt penalty of $5,383.

With the technical default, the convertible debt becomes due immediately due. Management is currently in discussions with the debt holders and is seeking to refinance the debt but there is no assurance it will succeed in these efforts.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Given the Company's weak financial condition and continued technical default of its debt obligations, there can be no assurance the Company will have the necessary funds to operate.

Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these efforts. If management is not successful in negotiating a settlement with the debt holders or in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended July 31, 2007 we had positive cash flows from operating activities from operations of $10,258. Our cash flow from operating activities from operations consisted primarily of a reduction inventory of $6,821, a decrease of accounts receivable of $4,069, depreciation of $5,088, a decrease in accounts payable of $1,788, an increase in the valuation allowance for deferred taxes of $1,500, a technical default penalty related to the convertible debt of $5,383 and the amortization of debt issuance costs and debt discount of $2,581. The decrease in inventories was a result of the sale of our Alaska operations in May of 2007. We also continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets and production equipment for our mining operation in Phoenix, Arizona. Rental equipment was also purchased to replace older and/or under-utilized rental fleet sold during the period. Over the past few years, we have focused less on our rental fleet inventory levels (allowing inventory levels to decline), as equipment sales levels have been strong. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions. We are currently reorganizing our rental fleet to obtain the best utilization of fleet inventory, using inventory to augment purchases of rental equipment to begin re-building the fleet.

CASH FLOW FROM FINANCING ACTIVITIES

We paid down our floor plan financing by $2,105 during the year ending July 31, 2007 (which included $5,620 related to the sale of our Anchorage and Fairbanks, Alaska locations net of additional purchases of $3,515), made payments of $8,968 on the convertible debt and $1,248 on other long term borrowings. We also borrowed $1,443 under long-term notes payable. The notes payable are at lower and fixed interest rates, which assist in our efforts to find less expensive capital for operations. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales. The need for future capital resources relates primarily to our obligation to make monthly payments on our convertible debt. We are actively exploring avenues that will generate longer-term capital sources, including the generation of equity capital. We also continue to analyze each branch location and its market to assess the demand each location places on our financing activities and the contribution each location will make to the overall profitability of the Company as a result of these financing needs.

OTHER

As of July 31, 2007, the Company had outstanding convertible instruments, options and warrants convertible into 25,174,343 shares of common stock, which would be dilutive to earnings per share.

Our obligations (including related interest amounts) as of July 31, 2007 and the period in which they are scheduled to become due are set forth in the following table:

                                              Due in Less       Due in          Due in               Due
Obligation                       Total        Than 1 Year    in 1-3 Years    in 4-5 Years    after 5 Years
----------------             ------------    ------------    ------------    ------------    -------------
Long Term Debt               $  2,780,145    $    994,305    $  1,353,980    $    422,224    $      9,636

Related Party Debt                529,333         264,475         264,858             --              --

Convertible Debt               20,673,085      20,673,085             --              --              --

Capital Lease Obligation        1,114,277         135,233         270,196         268,848         440,000

Employment Contract
  Obligations                   1,165,148       1,165,148             --              --              --

Operating Leases                5,292,436       1,165,433       2,044,383       1,024,620       1,058,000

Purchase Commitments            6,909,754       6,909,754
                             ------------    ------------    ------------    ------------    ------------

Total Cash Obligations       $ 38,464,178    $ 31,307,433    $  3,933,417    $  1,715,692    $  1,507,636
                             ============    ============    ============    ============    ============

As of July 31, 2007, our obligations included approximately $ 402,000 in various state sales taxes compared to $ 451,000 as of July 31, 2006.

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

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

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

     In September 2006, the FASB issued SFAS No. 158, " Employees' Accounting fro Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2006, the FASB approved FASB Staff Position ("FSP") No. EITF 00-19-2, "Accounting for Registration Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, " Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangement.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principals have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility be enabling companies to report assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

     SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At July 31, 2007, we had variable rate floor plan payables, notes payable, and long-term debt of approximately $42.8 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.43 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 14:

     Consolidated Statements of Operations for
      the years ended July 31, 2007, 2006, and 2005                        F-1
     Consolidated Balance Sheets as of July 31, 2007 and 2006              F-2
     Consolidated Statements of Stockholders' Equity/(Deficiency)
      for the years ended July 31, 2007, 2006, and 2005                    F-3
     Consolidated Statements of Cash Flows for
      the years ended July 31, 2007, 2006, and 2005                     F-4, F-5
     Notes to Consolidated Financial Statements                            F-6
     Report of Independent Registered Public Accounting Firm               F-25

     Financial Statement Schedule:

     Report of Independent Registered Public Accounting Firms -
       Financial Statement Schedule                                        F-26
     Schedule II - Valuation and Qualifying Accounts                       F-27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9A. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Directors
     ---------

The following table sets forth the name and age of each of our directors, as well as the length of time for which each director has served.

     Name                               Age               Director Since
     ----------------------------      -----              --------------
     C. Dean McLain                     54                     1993
     Michael Metter                     55                     2003
     Steven Moskowitz                   43                     2003
     James Fisher                       71                     2004

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

ITEM 11. EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") is currently composed of three non-employee directors. The Committee reviews the compensation of the Company's officers and key employees and the granting of stock options under the Company's stock option plans and makes recommendations to the Board of Directors for action on these matters. During the fiscal year ended July 31, 2007, the Company's Board of Directors decided all compensation matters relating to the Company's executive officers.

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

                                                      Long-Term                    Compensation
                                                  Annual Compensation                  Awards
                                            --------------------------------   ------------------------
                                                                Other Annual   Number of     All Other
Name and Principal Position         Year    Salary     Bonus    Compensation   Options     Compensation
---------------------------         ----    ------     -----    ------------   ---------   ------------
C. Dean McLain                      2007   $466,704   $295,639    $    --         --            --
President, CEO, Chairman            2006   $448,795   $293,730    $  1,548        --            --
   of the Board(1)                  2005   $423,376   $257,950    $  1,482        --            --

Mark J. Wright                      2007   $207,805   $147,651    $    --         --            --
Vice President of Finance and CFO   2006   $201,382   $158,365    $  1,875        --            --
                                    2005   $189,976   $140,976    $  9,000        --            --

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding individual grants of stock options to each executive officer in fiscal 2007

                                Individual Grants                                 Potential Realizable Value
                                % of Total Options                                    at Assumed Annual
                               Granted to Employees                                  Rates of Stock Price
                  Options           in Fiscal           Exercise     Expiration      Appreciation for term
    Name          Granted             Year                Price        Date              5%          10%
--------------    --------    ---------------------     --------     ----------      ---------------------
C. Dean McLain      --                N/A                  N/A          N/A             N/A           N/A

Mark J. Wright      --                N/A                  N/A          N/A             N/A           N/A

OPTION EXERCISES IN LAST FISAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table provides information concerning the exercise of stock options during the fiscal 2007 by each executive officer and the fiscal year-end value of unexercised options held by that officer.

                                      III-3

                                                                      Value of
                                                 Number of Unexercised          Unexercised In-
                       Shares                        Options at                the-money options
                     Acquired on    Value          Fiscal Year-End             at Fiscal Year-End
     Name             Exercise     Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
--------------       -----------   --------    -------------------------    -------------------------
C. Dean McLain           --      --                    700,000                        N/A

Mark J. Wright           --      --                    200,000                        N/A

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

Effective August 1, 2000, Mr. McLain entered into an employment agreement expiring July 31, 2007. The base salary under this employment agreement commences at $390,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. Mr. McLain received a $295,639 bonus during the Company's 2007 fiscal year. In addition, Mr. McLain receives the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.

Effective August 1, 2007, Mr. McLain entered into an employment agreement expiring October 31, 2011. The base salary under this employment agreement commences at $424,000 and increases yearly based upon the average percentage increase in salary for all employees of Employer for the current fiscal year over the previous fiscal year. His employment agreement also calls for Incentive bonuses under certain circumstances. In addition, Mr. McLain will receive the use of vehicles at Company expense and certain other fringe benefits not exceeding $50,000 per year.


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

ITEM 12. SECUTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                      III-4

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. The Company's outstanding voting securities at the close of business on September 30, 2007, consisted of 11,230,000 shares of common stock, $.001 par value (the "Common Stock"), each of which is entitled to one vote on all matters to be presented at the Annual Meeting. The Common Stock does not have cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Western Power & Equipment Corp., 6407-B North East 117th Avenue, Vancouver, WA 98662.

                                            Shares                Percentage
Name and Address                     Beneficially Owned (1)   Beneficially Owned
----------------                     ----------------------   ------------------

C. Dean McLain (2)(6)(7)                    2,257,419                16.7%

Robert M. Rubin(3)(4)(6)                      750,000                 6.3%

The Rubin Family Irrevocable Stock
Trust (4)                                   4,169,419                27.1%

Mark J. Wright (5)                            200,000                 1.8%

Steven Moskowitz (8)                          150,000                 1.3%

Michel Metter (9)                             150,000                 1.3%

James Fisher (10)                             100,000                 0.9%

JSC, LLC (7)
38207 NE Gerber Rd.
Yacolt, WA  98675                             588,000                 5.0%

Costa Brava Partnership                       950,000                 7.8%
420 Boylston St
Boston, MA  02116

SLM Stock Trust
6400 Rally Rd
Amarillo, TX  79119                           900,000                 7.4%

CPW Stock Trust
4000 NE 109th Ave  #182
Vancouver, WA  98682                          900,000                 7.4%

Potomac Capital Management, LLC
Potomac Capital Management, Inc.
Paul J. Solit
153 East 53rd Street, 26th Floor
New York, NY  10022 (11)                      702,200                 6.1%

All officers and directors as a group
(5 persons)(2)(5)(6)(8)(9)(10)              2,857,419                22.0%


(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to

                                      III-5
     be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table, which was prepared on the basis of information furnished by the persons described, shows ownership of our common stock as of October 15, 2007 by the Chief Executive Officer, by each of the other executive officers, by each of the directors, and by the executive officers and directors as a group.

SHARES HELD BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

                                      III-6

Set forth in the table below is information concerning the ownership, as of the close of business on October 15, 2007, of the common stock by our Directors and Named Executive Officers and all directors and present executive officers as a group.

-----------------------------------------  ------------------------  -----------
Name and Address                             Amount and Nature of    Percent (1)
                                           Beneficial Ownership (1)
-----------------------------------------  ------------------------  -----------
C. Dean McLain (2)                               2,257,419              16.7%

Mark J. Wright (3)                                 200,000              1.8%

Steven Moskowitz (4)                               150,000              1.3%

Michael Metter (4)                                 150,000              1.3%

James Fisher (5)                                   100,000              0.9%
-----------------------------------------  ------------------------  -----------
All directors and executive officers
as a group (5 persons)                           2,857,419              22.0%

-----------------------------------------  ------------------------  -----------

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

SHARES HELD BY CERTAIN OTHER STOCKHOLDERS

The following table sets forth, as of the close of business on October 15, 2007, certain information with respect to each person who is known to us to be the beneficial owner of more than five (5%) percent of the common stock, other than the directors set forth in the Directors and Named Executive Officers Ownership Table above.

----------------------

                                      III-7

------------------------------------- ------------------------ -------------
                                        Amount and Nature of
Name and Address                      Beneficial Ownership (1)  Percent (1)
------------------------------------- ------------------------ -------------
Crestview Capital Master, LLC                2,715,524              19.5%
95 Revere Drive Suite A
Northbrook, IL   60062 (2)
------------------------------------- ------------------------ -------------
Iroquois Master Fund, LTD                    2,584,346              19.1%
641 Lexington Avenue, 26th Floor
New York, NY   10022
------------------------------------- ------------------------ -------------
Rockmore Investment                          1,625,014              12.6%
650 Fifth Avenue, 24th Floor
New York, NY  10019
------------------------------------- ------------------------ -------------
Portside Growth Fund                         1,857,261              14.2%
650 Fifth Avenue, 24th Floor
New York, NY  10019
------------------------------------- ------------------------ -------------
Smithfield Fiduciary LLC                     5,129,413              31.4%
C/O Highland Capital Mgt, LLC
9 West 57th Street, 27th Floor
New York, NY  10019
------------------------------------- ------------------------ -------------
CCA Fund, LP                                 2,112,152              15.8%
19 Old Kings Highway South
Darien, CT  06820
------------------------------------- ------------------------ -------------
Omicron Master Fund                         1,645,496               12.8%
650 Fifth Ave.  24th Floor
New York, NY   10019
------------------------------------- ------------------------ -------------
Costa Brava Partnership                       950,000                7.8%
420 Boylston St
Boston, MA  02116
------------------------------------- ------------------------ -------------
SLM Stock Trust                               900,000                7.4%
6400 Rally Rd
Amarillo, TX  79119
------------------------------------- ------------------------ -------------
CPW Stock Trust                               900,000                7.4%
4000 NE 109th Ave  #182
Vancouver, WA   98682
------------------------------------- ------------------------ -------------
Potomac Capital Management, LLC               702,200                6.1%
Potomac Capital Management, Inc.
Paul J. Solit
153 East 53rd Street, 26th Floor
New York, NY  10022 (11)
------------------------------------- ------------------------ -------------

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

     On April 1, 2001, we entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, a significant stockholder of the Company, for a 5-year lease on its Vancouver, Washington corporate office with an annual rate of $98,000. The lease was renewed for an additional 5-year term in April 2006 with an annual rate of $168,000. In addition to base rent, we are responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease. The lease qualifies for treatment as an operating lease.

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

     On September 27, 2006, Mr. McLain loaned the Company $141,231 with an interest rate of 8.75% payable December 31, 2006. Mr. McLain extended the maturity date and the loan was paid in full with interest on March 28, 2007.

                                      III-9

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     AUDIT FEES

     The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2007, reviews of the financials statements included in Forms S-1 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended July 31, 2007 were $ 283,000.

     The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2006 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2006 were $ 217,300.

     The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended July 31, 2005 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended July 31, 2005 were $ 166,300.

     AUDIT RELATED FEES

     No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2007, July 31, 2006 or July 31, 2005 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

     No fees were billed by Marcum & Kliegman LLP for the fiscal years ended July 31, 2007, July 31, 2006 or July 31, 2005 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

     TAX FEES

     No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2007.

     No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2006.

     No fees were billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended July 31, 2005.

     ALL OTHER FEES

     No fees were billed by Marcum & Kliegman LLP for any other services rendered by them during the fiscal years ended July 31, 2007, July 31, 2006 and July 31, 2005.

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

     Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2007, 2006 and 2005 were compatible with maintaining their independence.

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

(B)  EXHIBITS

     See (a)(3) above.

(C)  ADDITIONAL FINANCIAL STATEMENT SCHEDULES

     Valuation and qualifying accounts (Schedule II)

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Years Ended July 31,
                                                         --------------------------------------------
                                                             2007            2006            2005
                                                         ------------    ------------    ------------
Net revenues                                             $     96,824    $    102,166    $     82,040

Cost of goods sold                                             87,532          91,303          71,207
                                                         ------------    ------------    ------------

Gross profit                                                    9,292          10,863          10,833

Selling, general and administrative expenses
(including non-cash expenses of $0, $18 and $144
for the years ended July 31, 2007, 2006 and 2005,
respectively)                                                  10,182          10,250           8,720
                                                         ------------    ------------    ------------

Income (loss) from operations                                    (890)            613           2,113

Other income (expense):
    Interest expense                                           (6,127)         (5,633)         (3,146)
    Convertible debt penalty                                   (5,383)             --              --
    Other income (expense)                                        168            (125)            (83)
                                                         ------------    ------------    ------------
    Total other expense                                       (11,342)         (5,758)         (3,229)
                                                         ------------    ------------    ------------

Loss before income tax provision                              (12,232)         (5,145)         (1,116)

Provision (benefit) for income taxes                            1,560              56          (1,452)
                                                         ------------    ------------    ------------

Income (loss) from continuing operations                      (13,792)         (5,201)            336
                                                         ------------    ------------    ------------

Income  from discontinued operations                              321             983           1,877
Gain on disposal of discontinued operations                       690             251             277
                                                         ------------    ------------    ------------
Income from discontinued operations                             1,011           1,234           2,154
                                                         ------------    ------------    ------------

Net income (loss)                                        $    (12,781)   $     (3,967)   $      2,490
                                                         ============    ============    ============

Basic earnings (loss) per common share
    Earnings (loss) per share of continuing operations   $      (1.22)   $      (0.49)   $       0.03
                                                         ------------    ------------    ------------

    Discontinued operations                                      0.03            0.09            0.19
    Gain on disposal of discontinued operations                  0.06            0.03            0.03
                                                         ------------    ------------    ------------
    Earnings per share of discontinued operations                0.09            0.12            0.22
                                                         ------------    ------------    ------------

 Income (loss) per common share - basic                  $      (1.13)   $      (0.37)   $       0.25
                                                         ============    ============    ============

Diluted earnings (loss) per common share
    Earnings (loss) per share of continuing operations   $      (1.22)   $      (0.49)           0.02
                                                         ------------    ------------    ------------

    Discontinued operations                                      0.03            0.09            0.07
    Gain on disposal of discontinued operations                  0.06            0.03            0.01
                                                         ------------    ------------    ------------
    Earnings per share discontinued operations                   0.09            0.12            0.08
                                                         ------------    ------------    ------------

 Income (loss) per common share - diluted                $      (1.13)   $      (0.37)   $       0.10
                                                         ============    ============    ============

Weighted average outstanding common shares
     for basic earnings per common share                       11,313          10,632          10,141
                                                         ============    ============    ============

Weighted average outstanding common shares
     for diluted earnings per common share                     11,313          10,632          26,269
                                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          July 31,        July 31,
                                                                             2007            2006
                                                                     ------------    ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                        $         62    $      1,072
    Accounts receivable (net)                                               4,886           9,078
    Inventories (net)                                                      28,576          42,483
    Deferred taxes                                                             --             669
    Prepaid expenses                                                          150             141
                                                                     ------------    ------------
        Total current assets                                               33,674          53,443
                                                                     ------------    ------------

Fixed assets (net):
    Property, plant and equipment                                           5,703           5,230
    Rental equipment fleet                                                  5,671           3,423
                                                                     ------------    ------------
        Total fixed assets                                                 11,374           8,653
                                                                     ------------    ------------

Other Assets
    Security deposits                                                         465             379
    Deferred taxes                                                             --             831
    Deferred debt issuance costs                                              541           1,297
                                                                     ------------    ------------
        Total other assets                                                  1,006           2,507
                                                                     ------------    ------------

Total assets                                                         $     46,054    $     64,603
                                                                     ============    ============

LIABILITIES & STOCKHOLDERS' (DEFICIENCY) EQUITY
-----------------------------------------------
Current liabilities:
    Borrowings under floor plan financing                                  20,521    $     22,627
    Convertible debt, net of discount of $1,190 and $ 1,046                18,193           6,176
    Notes payable-related parties, net of discount of $10 and $28             290             472
    Notes payable                                                             821             629
    Accounts payable                                                        8,149           9,937
    Accrued payroll and vacation                                            1,032           1,404
    Other accrued liabilities                                               2,156           1,567
    Capital lease obligations                                                  64              56
                                                                     ------------    ------------
        Total current liabilities                                          51,226          42,868
                                                                     ------------    ------------

Non current liabilities:
    Capital lease obligations                                                 702             755
    Convertible debt, net of discount of $0 and $1,951                         --          14,047
    Deferred lease income                                                     206             236
    Notes payable                                                           1,577           1,573
                                                                     ------------    ------------
        Total non current liabilities                                       2,485          16,611

        Total liabilities                                                  53,711          59,479
                                                                     ------------    ------------

Commitments and contingencies

Stockholders' (deficiency) equity:
    Preferred stock-10,000,000 shares authorized; none outstanding             --              --
    Common stock, $.001 par value - 50,000,000 shares authorized and 11,230,000 shares and 11,730,000 shares issued, as of
    July 31, 2007 and 2006 respectively                                        11              12
    Additional paid-in capital                                             23,431          24,072
    Deferred compensation                                                      --            (642)
    Accumulated deficit                                                   (30,255)        (17,474)
    Less: common stock in treasury, at cost (130,300 shares)                 (844)           (844)
                                                                     ------------    ------------
        Total stockholders' (deficiency) equity                            (7,657)          5,124
                                                                     ------------    ------------
Total liabilities and stockholders' (deficiency) equity              $     46,054    $     64,603
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                 Common Stock                                                                    Total
                           ------------------------    Additional                                             Stockholders'
                             Number                      Paid-in     Accumulated    Treasury      Deferred       Equity
                           of Shares       Amount        Capital       Deficit       Stock      Compensation  (Deficiency)
                           ----------    ----------    ----------    ----------    ----------   ------------   ----------
Balance at
    July 31, 2004          10,130,000    $       10    $   16,933    $  (15,997)   $     (844)           --    $      102

Issuance of Stock-
compensation                   50,000            --            65            --            --            --            65

Issuance of Options-               --            --            97            --            --           (18)           79
deferred compensation

Issuance of Options-               --            --           292            --            --            --           292
debt discount

Issuance of Warrants-
debt discount                      --            --         3,472            --            --            --         3,472


Net Income                         --            --            --         2,490            --            --         2,490
                           ----------------------------------------------------------------------------------------------
Balance at
    July 31, 2005          10,180,000    $       10    $   20,859    $  (13,507)   $     (844)          (18)   $    6,500

Sale of Common Stock          950,000             1         1,709            --            --            --         1,710

Exercise of warrants          100,000            --            55            --            --            --            55

Issuance of Stock-
consulting agreement          500,000             1           699            --            --          (642)           58

Issuance of Warrants-
debt issuance costs                --            --            70            --            --            18            88


Conversion price change-
convertible debt                   --            --           680            --            --            --           680


Net Loss                           --            --            --        (3,967)           --            --        (3,967)
                           ----------------------------------------------------------------------------------------------
Balance at
    July 31, 2006          11,730,000    $       12    $   24,072    $  (17,474)   $     (844)   $     (642)   $    5,124

Cancellation of Stock-
consulting agreement         (500,000)           (1)         (641)           --            --           642            --

Net Loss                           --            --            --       (12,781)           --            --       (12,781)
                           ----------------------------------------------------------------------------------------------
Balance at
    July 31, 2007          11,230,000    $       11    $   23,431    $  (30,255)   $     (844)   $       --    $   (7,657)
                           ==========    ==========    ==========    ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         WESTERN POWER & EQUIPMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Years Ended July 31,
                                                                     --------------------------------------------
                                                                         2007            2006            2005
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
    Net Income (Loss)                                                $    (12,781)   $     (3,967)   $      2,490

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation                                                            5,088           6,006           5,332
    Bad debts                                                                 122             191              14
    Write down of inventory                                                   256              --              --
    Amortization of deferred debt discount                                  1,825           1,057             364
    Amortization of debt issuance costs                                       757             429              --
    Gain on sale of fixed assets                                             (143)           (425)         (1,133)
    Gain on sale of discontinued operations                                  (690)           (251)           (277)
    Deferred taxes                                                          1,500              --          (1,500)
    Non-cash stock compensation expense                                        --              76             144
    Convertible debt penalty                                                5,383              --              --
    Changes in assets and liabilities:
               Accounts receivable                                          4,069           1,181           1,197
               Restricted cash                                                 --              --             408
               Inventories                                                  6,821          (1,025)        (19,816)
               Prepaid expenses and other assets                              (95)            366          (2,207)
               Accounts payable                                            (1,788)          2,011           2,463
               Accrued payroll and vacation                                  (372)            472            (263)
               Other accrued liabilities                                      334             258             308
               Deferred lease income                                          (28)            (29)            264
                                                                     ------------    ------------    ------------
               Net cash provided by (used in) operating activities         10,258           6,350         (12,212)
                                                                     ------------    ------------    ------------

Cash flow from investing activities:
    Purchase of fixed assets                                               (1,137)           (632)           (896)
    Purchase of rental equipment                                           (2,691)         (2,621)         (3,193)
    Proceeds on sale of rental equipment                                    2,880           3,663           7,596
    Proceeds on sale of fixed assets                                          802             438           1,708
    Purchase of assets of Arizona Pacific Materials, LLC                       --              --            (500)
                                                                     ------------    ------------    ------------
               Net cash (used in) provided by investing activities           (146)            848           4,715
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments on capital leases                                      (44)            (43)            (27)
    Repayments of short-term financing - GE line of credit                     --              --         (31,710)
    Issuance of common stock                                                   --           1,765              --
    Note payable payment - purchase of Arizona Pacific
      Materials, LLC                                                         (200)             --          (2,500)
    Bridge loan borrowing                                                      --              --           2,000
    Bridge loan payments                                                       --          (1,333)           (604)
    Inventory floor plan financing                                         (2,105)         (1,932)          9,997
    Notes payable borrowing from related parties                               --              --             500
    Convertible debt issuance                                                  --              --          30,000
    Payments on convertible debt                                           (8,968)         (6,780)             --
    Long-term debt borrowings                                               1,443           1,828           5,295
    Long-term debt repayments                                              (1,248)           (486)         (4,608)
                                                                     ------------    ------------    ------------
               Net cash (used in) provided by financing activities        (11,122)         (6,981)          8,343
                                                                     ------------    ------------    ------------

Net increase in cash and cash equivalents                                   1,010             217             846
Cash and cash equivalents at beginning of year                              1,072             855               9
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year                             $         62    $      1,072    $        855
                                                                     ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:

Notes payable issued for the purchase of Arizona Pacific
Materials, LLC.......................................................          --              --           2,500

Options valued at $292 were issued in connection with a $500 note payable related to the down payment at closing for the purchase of
Arizona Pacific Materials See Note 12................................          --              --             292

Options issued in lieu of cash payments in connection with consulting
service agreements entered into in November 2004. See Note 7.........          --              --              97

Options issued in lieu of cash payments in connection with consulting
service agreements entered into in February 2005.  See Note 7........          --              --              20

Stock issued in lieu of cash payments in connection with consulting
service agreements in May 2005.  See Note 7..........................          --              --              65

Warrants issued in lieu of cash in connection with a $32,000 senior
credit facility issued in June 2005.  See Note 7 ....................          --             680           3,472

Options issued in lieu of cash payments in connection with consulting
service agreements entered into in October 2005.  See Note 7.........          --              69              --

Common issued in lieu of cash payments in connection with consulting
service agreements entered into in July 2006.  See Note 7............          --             700              --

Convertible debt penalty added to principal..........................       5,383              --              --

















          See accompanying notes to consolidated financial statements.

WESTERN POWER & EQUIPMENT CORP.

Notes to Consolidated Financial Statements (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPTIONS AND WARRANTS DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Western Power & Equipment Corp. together with its subsidiaries, the "Company", is engaged in the sale, rental, and servicing of light, medium, and heavy construction and industrial, and agricultural equipment and related parts in Washington, Oregon, California, and Nevada. The Company had operations in Alaska, which were sold in May of 2007. Case Corporation ("Case") serves as the manufacturer of the single largest portion of the Company's products. In September 2005, the Company purchased the assets of Arizona Pacific Materials, LLC, with mining operations in Phoenix, Arizona. Arizona Pacific Materials, LLC operates a surface mine producing cinder and basalt aggregate to supply materials to the construction industry. The Company had operations in Flagstaff, Arizona, which were closed in November of 2006.

     The consolidated financial statements include the accounts of the Company and its Oregon and Arizona subsidiaries after elimination of all intercompany accounts and transactions.

     GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company generated cash flows from operations of $10,258 for the year ended July 31, 2007 as compared to $ 6,350 for 2006. A significant amount of resources continue to be used to fund losses of the mining operations as well as to make the required payments associated with the convertible debt. The loss for the year ended July 31, 2007 includes a charge for late payment penalties of $5,383, regarding various technical defaults of the convertible debt, as prescribed under the convertible debt agreement (20% of the convertible debt balance on the date of the default).

     The first default occurred in January 2007, whereby the Company has negotiated a waiver (agreement dated April 2007) with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by the transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC. In June 2007, the company encountered a second default by not remitting its monthly debt payment. The Company received a temporary waiver, which expired October 15, 2007. At that time the Company was required to pay the entire loan balance. The Company continues to be in default with the provisions of the debt agreement. The Company therefore deemed it necessary to record penalty charges for both of these defaults totaling $5,383.

     With this technical default, the convertible debt is immediately due. Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in negotiating a settlement with the debt holders or in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Inventory costs associated with the mining operations of Arizona Pacific Materials, LLC are determined using the last-in, first-out (LIFO) method. Mining product reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of July 31, 2007 and 2006, the LIFO reserve was $34 and $433, respectively.

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

     LONG LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" at each balance sheet date, management assesses whether there has been permanent impairment in the value of the long-lived assets. The existence of any such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the associated carrying value of the assets. The factors considered by management in performing this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The amount of any such impairment is determined by comparing the discounted future cash flows noted above with the associated carrying value of the assets. As of July 31, 2007, the Company has not identified any impairment.

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

     The Company recognizes revenues from the sale of mining products when goods are shipped.

     ADVERTISING EXPENSE

     The Company expenses all advertising costs as incurred. Total advertising expense for the years ended July 31, 2007, 2006 and 2005 was $137, $135, and $108 respectively.

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

     TREASURY STOCK

     In April 1998, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market, subject to normal trading restrictions. Under this program, the Company purchased a total of 230,300 shares of common stock at a cost of $1.49 million in fiscal year 1998. Currently, the Company uses shares of treasury stock to issue shares upon exercise of outstanding stock options and/or for private placements of common stock. As of July 31, 2007 and 2006 the Company held 130,300 shares of treasury stock.

     RECLASSIFICATIONS

     Certain amounts in the 2006, and 2005 financial statements have been reclassified to conform with the 2007 presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinued operations.

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

     NET INCOME (LOSS) PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128 "Earnings Per Share" and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 ("SAB Topic 4D") with respect to evaluating its issuances of equity securities during all periods presented.

     Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The computation of basic loss per share for the years ended July 31, 2007, 2006 and 2005, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

     Earnings per common share is as follows:

                                                                     Years ended
                                                                       July 31,
                                                                       ('000's)
                                                         2007            2006            2005
                                                     ------------    ------------    ------------
Basic

Numerator:
Net income (loss) available to common shareholders   $    (12,781)   $     (3,967)   $      2,490
Denominator:
Weighted average shares outstanding                        11,313          10,632          10,141

Basic earnings per common share                      $      (1.13)   $      (0.37)   $       0.25

Diluted

Net income (loss) available to common shareholders   $    (12,781)   $     (3,967)   $      2,490
Interest on convertible debt                                   --              --             243
                                                     ------------    ------------    ------------
Numerator for diluted earnings per share             $    (12,781)   $     (3,967)   $      2,733
                                                     ============    ============    ============

Weighted average shares outstanding                        11,313          10,632          10,141
Stock options                                                  --              --           1,128
Convertible debt shares                                        --              --          15,000
                                                     ------------    ------------    ------------
Denominator for diluted earnings per share                 11,313          10,632          26,269
                                                     ============    ============    ============

Diluted earnings (loss) per common share             $      (1.13)   $      (0.37)   $       0.10
                                                     ============    ============    ============

     STOCK BASED COMPENSATION

     Effective August 1, 2005, the Company adopted SFAS No. 123(R) "Share Based Payment" ("SFAS 123(R)"). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. As of the date of the adoption, all options were fully vested and no additional compensation charge was required to be recorded.

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

     Accordingly, the adoption of SFAS 123R's fair value method did not have a significant impact on the Company's results of operations. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the following table. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that the Company will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption. The Company cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether the Company will be in a taxable position.

     Prior to August 1, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and applied the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The Company used the minimum value method to measure the fair value of awards issued prior to August 1, 2005 with respect to its application of the disclosure requirements under SFAS 123. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

     The following table illustrates the effect on net income (loss) and income
     (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation arrangements (in thousands, except per share data):

     Years Ended July 31, 2005
     -------------------------
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
                                    ==========      ==========      ==========

     The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has computed for pro-forma disclosure purposes the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for fiscal years 2005 were as follows:


     Risk free interest rate              2.50%

     Expected dividend yield               N/A

     Expected life                           2

     Expected volatility                 115.0%

     The weighted average fair value per share of the options and warrants granted in fiscal years 2005 was $ 0.71. No options were granted for the fiscal years ended 2006 and 2007.

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

     CONVERTIBLE DEBT POLICY

     The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19").

     SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19).

     The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5") and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

     The Company evaluated the conversion option embedded in its convertible instruments during each of the reporting periods presented and has determined, in accordance with the provisions of these statements, that it does not meet the criteria requiring bifurcation of these instruments. Additionally, the Company's conversion options, if free standing, would not be considered derivatives subject to accounting guidelines prescribed under SFAS 133.

     The characteristics of common stock that is issuable upon a holder's exercise of conversion options embedded in the Company's preferred shares are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in the implementation guidance included in Appendix A of SFAS 133).

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

     In September 2006, the FASB issued SFAS No. 158, " Employees' Accounting fro Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for financial statements issued subsequent to December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal year 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2006, the FASB approved FASB Staff Position ("FSP") No. EITF 00-19-2, "Accounting for Registration Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, " Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangement.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principals have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility be enabling companies to report assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                Years ended July 31,
                                        --------------------------------------
                                         2007            2006            2005
                                        ------          ------          ------
     Cash paid during the year for:
       Interest                         $3,082          $4,121          $2,980
       Income taxes, net of refunds     $    1          $    1          $    5


2.   RELATED PARTY TRANSACTIONS

     McLain-Rubin Realty Company, LLC ("MRR"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company leased real property and improvements, at the Company's Sacramento location, under the terms of a 20-year commercial lease agreement dated March 1, 1996. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $228. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     In February 1999, the real property and improvements used in connection with the Company's Sparks, Nevada operation and upon which such operation is located, were sold to MRR. The Company entered into a 20-year commercial lease agreement with MRR for the Sparks, Nevada facility at an initial rental rate of $252 per year. The lease is a net lease with payment of insurance, property taxes and maintenance costs paid by the Company. As of October 1, 2000, the Company entered into a renegotiated 7-year lease with an initial annual rate of $276.

     On April 1, 2001, the Company entered into a lease with McLain-Rubin Realty Company II, LLC ("MRR II"), a Delaware limited liability company, the owners of which are Messrs. C. Dean McLain, the President and a director of the Company, and Robert M. Rubin, the Chairman and a director of the Company, for a 5-year lease on its Vancouver, Washington corporate office. The lease was renewed in July 2006 and will expire June 2016. In addition to base rent, the Company is responsible for the payment of all related taxes and other assessments, utilities, insurance, and repairs (both structural and regular maintenance) with respect to the leased real property during the term of the lease.

     On September 8, 2004, MRR II, The Rubin Family Irrevocable Stock Trust and certain other related parties loaned the Company $500 for the purchase of Arizona Pacific Materials, LLC. The interest rate on these notes is 6% with maturity dates between December 31, 2005 and 2008. These related parties received a total of 2,000,000 options to purchase the Company's stock at a price of $0.55 per share as part of the loan agreement. The options were valued at $292 and the cost is being amortized over the life of the loans. As of July 31, 2007 the balance of this loan was $472 (net of discount of $28). There were $200 in payments made towards these loans as of July 31, 2007.

     On September 27, 2006, Mr. Dean McLain loaned the Company $141. The interest on this note was 8.75%. The loan was paid with interest on March 28, 2007.


3.   INVENTORIES

     Inventories (net) consist of the following:

                                                     July 31,        July 31,
                                                       2007            2006
                                                    ----------      ----------
     Equipment (net of reserves of $1,835 and
     $3,429 respectively):
         New equipment                              $   20,685      $   30,939
         Used equipment                                  2,793           4,724
     Mining                                                829             825
     Parts (net of reserves of $453 and $734
         respectively)                                   4,269           5,995
                                                    ----------      ----------
                                                    $   28,576      $   42,483
                                                    ==========      ==========

4.   FIXED ASSETS

Fixed assets consist of the following:
                                                       July 31,        July 31,
                                                          2007            2006
                                                    ----------      ----------
     Property, plant, and equipment:
     Land                                           $    1,277      $    1,277
     Buildings                                           1,205           1,152
     Machinery and equipment                             5,756           4,751
     Office furniture and fixtures                       1,660           1,779
     Computer hardware and software                      1,051           1,068
     Vehicles                                            1,247           1,399
     Leasehold improvements                              1,054           1,082
                                                    ----------      ----------
                                                        13,250          12,508
     Less: accumulated depreciation                     (7,547)         (7,278)
                                                    ----------      ----------
     Property, plant, and equipment (net)           $    5,703      $    5,230
                                                    ==========      ==========

     Rental equipment fleet                         $    6,735      $    4,757
     Less: accumulated depreciation                     (1,064)         (1,334)
                                                    ----------      ----------
     Rental equipment (net)                         $    5,671      $    3,423
                                                    ==========      ==========

     Total depreciation expense for fixed assets during fiscal years 2007 and 2006 was $2,011 and $1,392, respectively.

     As of July 31, 2007 and 2006 fixed assets (net) includes property under capital leases in the amount of $438 and $456, respectively.


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

     All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date. The following table summarizes the inventory floor plan financing arrangements:

                                                   As of July 31,
                                    ------------------------------------------
                                   Interest Rate       2007            2006
                                    ----------      ----------      ----------

     Case Credit Corporation        Prime + 2%      $   20,521      $   22,627
                                       (6.75%)

                                       2007            2006            2005
                                    ----------      ----------      ----------
     Interest Paid                  $      809      $      818      $      367

     Convertible Debt
     ----------------

     In June 2005, the Company closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6% (10.57% as of July 31, 2007). The lenders were also granted warrants to purchase approximately 8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920 and is recorded as debt discount to be amortized over the life of the related debt. The lenders also have the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt) under the same terms as the existing five year convertible debt with 1,312,500 warrants to be issued with this additional debt. The value of these rights is $441 and is also recorded as debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The incremental fair value of this conversion price change was calculated to be $680 (determined by an independent appraiser using the Black-Scholes model) and is also recorded as debt discount to be amortized over the remaining life of the related debt. In accordance with EITF 96-19, "Debtors Accounting for a Modification of Exchange of Debt Instruments", the modification to the debt agreement was not determined to be a substantial modification. In connection with the convertible debt and the bridge loan (see below), the Company paid a $1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

     The convertible debt agreement contains a provision whereby the holders of such debt obligations (after 36 months from the original issue date) may require the Company to redeem up to 50% of the outstanding principal balance of the debenture.

     The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27, "Application of Issue No. 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to Certain Convertible Instruments". The Company also considered the guidance of EITF 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19". As of July 31, 2007, the convertible debt may be converted into 9,247,975 shares of common stock based on a conversion price of $1.75.

     The Company began making monthly principal payments in December 2005. The balance of the unpaid principal (including default penalties) on the convertible notes (net of discount) as of July 31, 2007 is $18,193 and (net of discount of $1,190) all of which is short term. The balance of the unpaid principal on the convertible notes (net of discount) as of July 31, 2006 is $20,223 (net of discount of $2,997) of which $6,176 is short term (net of discount of $1,046). The amounts amortized to interest expense during fiscal years 2007 and 2006 were $ 1,806 and $ 924, respectively.

     Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials.

     In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company entered into a waiver agreement in April 2007 with the convertible debt holders whereby 50% of the penalty was paid in cash and the remaining 50% of the penalty was satisfied by a transfer of a 10% ownership interest (valued at $1,933) in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of a cash settlement.

     As of July 2007, the Company was in technical default of the terms of the April default waiver agrement, as the Company did not make all of the required principal payment due June 2007. The Company negotiated a waiver of that default in consideration for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised payment due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan payment on October 15, 2007 and continues to be in default with the debt agreement. The Company recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007.

     As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383. In addition, for the quarter ended October 31, 2007, the Company will record as a charge $1,731 for deferred debt issuance costs as a result of the above defaults.

     With this technical default, the convertible debt becomes due immediately due. Management is currently in discussions with the debt holders and is seeking to refinance the debt but there is no assurance they will succeed in these efforts.

     Notes Payable
     -------------

     Notes payable consists of the following: (000's)

                                                     July 31,        July 31,
     Description                                       2007            2006
     -----------                                    ----------      ----------
     Note Payable to Investor dated March 30, 2001
     due on demand and non-interest bearing.........        50              50

     Note payable to West Coast Bank dated March 15,
     2005 in the amount of $795, due in monthly
     installments of $ 16 beginning May 15, 2005,
     expiring April 2010, including interest at
     6.50% per annum secured by specific equipment
     in inventory...................................       471             621

     Notes payable to CIT Financial dated beginning
     in August 1, 2005 in the amount of $2,643, due
     in monthly installments of $ 31 beginning
     December 2005, expiring November 2010,
     including interest ranging from 8.25% to 9.5%
     per annum secured by specific equipment in
     inventory......................................     1,767           1,495

     Notes payable to GMAC dated November 15, 2003
     in the amount of $66 with payments of $1 per
     month including interest at 7.2% per annum,
     expiring January 2009..........................       110              36
                                                    ----------      ----------

        Total                                       $    2,398      $    2,202
        Less current portion                              (821)           (629)
                                                    ----------      ----------
        Total Long-Term Notes Payable               $    1,577      $    1,573
                                                    ==========      ==========

     Future minimum payments under these noncancelable notes payable as of July 31, 2007, are as follows:

     Years ending July 31,             Notes        Convertible
                                      Payable          Debt            Total
                                    ----------      ----------      ----------
         2008                       $      821      $   19,383      $   20,204
         2009                              668              --             668
         2010                              515              --             515
         2011                              212              --             212
         2012                              173              --             173
         Thereafter                          9              --               9
                                    ----------      ----------      ----------
     Total annual payments               2,398          19,383          21,781
     Less debt discount                     --           1,190           1,190
                                    ----------      ----------      ----------
     Present value of minimum
     payments (net of discount)
                                         2,398          18,193          20,591
     Less current portion                  821          18,193          19,014
                                    ----------      ----------      ----------
     Long-term portion              $    1,577      $       --      $    1,577
                                    ==========      ==========      ==========

     The $19,383 includes $5,383 of penalty charges.


6.   INCOME TAXES

     The current year's Federal and State income tax provision consists substantially of minimum taxes. The components of the provision are as follows:

                                                      Years Ended
                                         -------------------------------------
                                           July 31,      July 31,      July 31,
                                              2007          2006          2005
                                         ---------     ---------     ---------
     Current income tax provision        $      60     $      56     $      48
     Deferred income tax provision
       (benefit)                             1,500            --        (1,500)
                                         ---------     ---------     ---------
     Provision (benefit)                 $   1,560     $      56     $  (1,452)
                                         =========     =========     =========

     The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:

                                                      Years Ended
                                         -------------------------------------
                                           July 31,      July 31,      July 31,
                                              2007          2006          2005
                                         ---------     ---------     ---------
     Statutory federal income tax rate     (34.0)%       (34.0)%       (34.0)%
     State income taxes, net of
        federal income tax benefit          (5.0)%        (5.0)%        (5.0)%
     Change in valuation allowance          51.8 %       (39.0)%       (91.1)%
                                         ---------     ---------     ---------
     Total                                  12.8 %        0.00 %      (130.1)%
                                         =========     =========     =========

     Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:

                                                              Year Ended
                                                       -----------------------
                                                         July 31,      July 31,
                                                            2007          2006
                                                       ---------     ---------
     Net Current Deferred Tax Assets:
         Inventories                                   $   1,158     $   2,714
         Accounts receivable allowance                       345           337
         Accrued vacation and bonuses                        (95)          293
         Other accruals                                      120           123
                                                       ---------     ---------

         Current Deferred Tax Asset                        1,528         3,467
         Less-Valuation Allowance                         (1,528)       (2,798)
                                                       ---------     ---------
         Net Current Deferred Tax Asset                       --           669
                                                       ---------     ---------

     Net Long-Term Deferred Tax Assets:
         Fixed Assets                                        426           147
         Goodwill and intangibles                            455           519
         Net operating loss carryforwards                  6,970         1,882
                                                       ---------     ---------
         Long-term Deferred Tax Asset (Liability)          7,851         2,548
         Less- Valuation Allowance                        (7,851)       (1,717)
                                                       ---------     ---------
         Net Long-term Deferred Tax Asset (Liability)  $      --     $     831
                                                       =========     =========

     The net change in the valuation allowance for deferred tax assets increased by $4,864 and approximately $390 for the years ended July 31, 2007 and 2006, respectively.

     The valuation allowance primarily relates to the Federal and State net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of $9,379 was established.

     As of July 31, 2007 the Company has approximately $17.8 million of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2017 through 2022.


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

     In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The value of this conversion price change was calculated as $680,000 and is also recorded as additional debt discount to be amortized over the remaining life of the related debt.

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

     The following summarizes the stock option transactions under the Company's employee and director stock option plans:
                                                          Average     Aggregate
                                                         Weighted     Intrinsic
                                             Shares    Option Price     Value
                                          ----------    ----------    ----------

     Options outstanding July 31, 2004     1,600,000          0.48

     Exercised                                    --            --
     Canceled                                     --            --
     Granted                                 300,000          1.10
                                          ----------    ----------
     Options outstanding July 31, 2005     1,900,000          0.59

     Exercised                                    --            --
     Canceled                                (20,000)         0.35
     Granted                                      --            --
                                          ----------    ----------
     Options outstanding July 31, 2006     1,880,000          0.59

     Exercised                                    --            --
     Canceled                                     --            --
     Granted                                      --            --
                                          ----------    ----------
     Options outstanding July 31, 2007
     (all exercisable)                     1,880,000          0.59    $       --
                                          ==========    ==========    ==========

The following table sets forth the exercise prices, the number of options and warrants outstanding and exercisable, and the remaining contractual lives at July 31, 2007:

--------------------------------------------------------------------------------
                                        WEIGHTED                     WEIGHTED
             NUMBER OF     WEIGHTED      AVERAGE      NUMBER OF      AVERAGE
EXERCISE      OPTIONS/     AVERAGE     CONTRACTUAL    OPTIONS/       EXERCISE
 PRICE        WARRANTS     EXERCISE    YEARS LIFE     WARRANTS        PRICE
            OUTSTANDING     PRICE       REMAINING    EXERCISABLE
----------  -----------  ------------  ----------  --------------  ------------
  $0.531     1,150,000      $0.531        3.50         1,150,000      $0.531
----------  -----------  ------------  ----------  --------------  ------------
  $0.350       330,000      $0.350        6.33           330,000      $0.350
----------  -----------  ------------  ----------  --------------  ------------
  $0.350       100,000      $0.350        1.33           100,000      $0.350
----------  -----------  ------------  ----------  --------------  ------------
  $0.550     2,000,000      $0.550        7.17         2,000,000      $0.550
----------  -----------  ------------  ----------  --------------  ------------
  $0.550       650,000      $0.550        2.25           650,000      $0.550
----------  -----------  ------------  ----------  --------------  ------------
  $1.100       300,000      $1.100        2.25           300,000      $1.100
----------  -----------  ------------  ----------  --------------  ------------
  $1.190       200,000      $1.190        2.75           200,000      $1.190
----------  -----------  ------------  ----------  --------------  ------------
  $1.750     8,500,218      $1.750        2.80         8,500,218      $1.750
----------  -----------  ------------  ----------  --------------  ------------
  $2.000       300,000      $2.000                       300,000      $2.000
----------  -----------  ------------  ----------  --------------  ------------
  Total     13,530,218                                13,530,218
            ==========                                ==========
--------------------------------------------------------------------------------

8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases certain facilities under noncancelable lease agreements. As more fully described in Note 3, the building portion of some of the Company's facility leases qualify under SFAS 13 as "capital leases" (i.e., an acquisition of an asset and the incurrence of a liability). The remaining facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $ 1,865 and $1,376 for the years ended July 31, 2007 and 2006, respectively.

     Assets recorded under capital leases are recorded in fixed assets and are as follows:

                                               July 31,         July 31,
                                                  2007               2006
                                             ---------          ---------
           Capitalized asset value           $     953          $     953
           Less accumulated amortization          (544)              (497)
                                             ---------          ---------
                                             $     409          $     456
                                             =========          =========

     Net capitalized asset values are included in Property, Plant and Equipment. Future minimum lease payments under all noncancelable leases as of July 31, 2007, are as follows:

                                                           Capital     Operating
     Year ending July 31,                                   leases      leases
                                                           --------    --------
         2008                                                   135       1,165
         2009                                                   135       1,103
         2010                                                   135         941
         2011                                                   135         717
         2012                                                   134         308
         Thereafter                                             440       1,058
                                                           --------    --------
         Total annual lease payments                       $  1,114    $  5,292
                                                                       ========
         Less amount representing interest, with imputed
              interest rates ranging from 6% to 15%             348
                                                           --------
         Present value of minimum lease payments                766
         Less current portion                                    64
                                                           --------
         Long-term portion                                 $    702
                                                           ========

     PURCHASE COMMITMENTS

     The Company issues purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of July 31, 2007, such purchase commitments totaled $ 6,910.

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


9.   CONCENTRATION OF CREDIT RISK

     Case Corporation provided approximately 51%, 52% and 51% of the Company's products for the years ended July 31, 2007, 2006 and 2005 respectively. Case dealer contracts are non-exclusive and terminable by either party upon minimum notice. There can be no assurances that Case will continue to supply the Company with products or continue its relationship with the Company. If the Company is unable to obtain Case products or to continue the Company's relationship with Case, the Company may experience reductions in product and service sales and increased expenses. The Company's operations will be negatively affected if it experiences inadequate supplies of any key products.


10.  PRODUCT INFORMATION

     The Company's operations consist of two business segments, the equipment dealership and the mining operation. However, the Company evaluates performance based on revenue and gross margin of four distinct product categories. Revenue and gross margin by product categories are summarized as follows:

     -------------------  -------------  -------------  -------------
     Business Component    Year Ended     Year Ended     Year Ended
        Net Revenues      July 31, 2007  July 31, 2006  July 31, 2005
     -------------------  -------------  -------------  -------------
     Equipment Sales         $ 65,198       $ 73,152       $ 57,618
     -------------------  -------------  -------------  -------------
     Equipment Rental           5,570          5,381          2,605
     -------------------  -------------  -------------  -------------
     Product Support           23,412         22,153         20,805
     -------------------  -------------  -------------  -------------
     Mining                     2,644          1,480          1,012
     -------------------  -------------  -------------  -------------
         Totals              $ 96,824       $102,166       $ 82,040
     -------------------  -------------  -------------  -------------


     -------------------  -------------  -------------  -------------
     Business Component    Year Ended     Year Ended     Year Ended
       Gross Margins      July 31, 2007  July 31, 2006  July 31, 2005
     -------------------  -------------  -------------  -------------
     Equipment Sales         $  2,306       $  4,645       $  5,865
     -------------------  -------------  -------------  -------------
     Equipment Rental             886          1,082            404
     -------------------  -------------  -------------  -------------
     Product Support            5,816          5,061          4,333
     -------------------  -------------  -------------  -------------
     Mining                       284             75            231
     -------------------  -------------  -------------  -------------
         Totals              $  9,292       $ 10,863       $ 10,833
     -------------------  -------------  -------------  -------------

     Asset information by reportable product line is not reported, since the Company does not produce such information internally.


11.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                        Quarter                            Total
                                                   First         Second         Third        Fourth         Year
                                                 ----------    ----------    ----------    ----------    ----------
     Fiscal 2007:

     Net sales                                   $   23,586    $   25,855    $   23,335    $   24,048    $   96,824
     Gross Profit                                     2,694         1,864           585         4,149         9,292
     Net loss - continuing operations                (1,050)       (5,671)       (2,368)       (4,703)      (13,792)
     Net income (loss) - discontinued operations        281          (181)          348           563         1,011
                                                 ----------    ----------    ----------    ----------    ----------
     Net loss                                          (769)       (5,852)       (2,020)       (4,140)      (12,781)
                                                 ==========    ==========    ==========    ==========    ==========

     Earnings (loss) per common share-basic:
     Income (loss) per share - continuing             (0.09)        (0.50)        (0.21)        (0.42)        (1.22)
     Income (loss) per share - discontinuing           0.02         (0.01)         0.03          0.05          0.09
                                                 ----------    ----------    ----------    ----------    ----------
     Loss per common share - basic                    (0.07)        (0.51)        (0.18)        (0.37)        (1.13)
                                                 ==========    ==========    ==========    ==========    ==========

     Earnings (loss) per common share-diluted:
     Income (loss) per share - continuing             (0.09)        (0.50)        (0.21)        (0.42)        (1.22)
     Income (loss) per share - discontinuing           0.02         (0.01)         0.03          0.05          0.09
                                                 ----------    ----------    ----------    ----------    ----------
     Loss per common share - diluted                  (0.07)        (0.51)        (0.18)        (0.37)        (1.13)
                                                 ==========    ==========    ==========    ==========    ==========

                                                                        Quarter                            Total
                                                   First         Second         Third        Fourth         Year
                                                 ----------    ----------    ----------    ----------    ----------
     Fiscal 2006:

     Net sales                                   $   24,554    $   27,195    $   23,675    $   26,742       102,166

     Gross Profit                                     3,766         2,097         2,312         2,688        10,863

     Net income (loss) - continuing operations         (756)       (1,039)       (1,539)       (1,867)       (5,201)
     Net income (loss) - discontinued operations        547           281           350            56         1,234
                                                 ----------    ----------    ----------    ----------    ----------
     Net Loss                                          (209)         (758)       (1,189)       (1,811)       (3,967)
                                                 ==========    ==========    ==========    ==========    ==========

     Earnings (loss) per common share-basic:
     Income (loss) per share - continuing             (0.07)        (0.10)        (0.15)        (0.17)        (0.49)
     Income (loss) per share - discontinuing           0.05          0.03          0.03          0.01          0.12
                                                 ----------    ----------    ----------    ----------    ----------
     Loss per common share - basic                    (0.02)        (0.07)        (0.12)        (0.16)        (0.37)
                                                 ==========    ==========    ==========    ==========    ==========

     Earnings (loss) per common share-diluted:
     Income (loss) per share - continuing             (0.07)        (0.10)        (0.15)        (0.17)        (0.49)
     Income (loss) per share - discontinuing           0.05          0.03          0.03          0.01          0.12
                                                 ----------    ----------    ----------    ----------    ----------
     Earnings (loss) per common share - diluted       (0.02)        (0.07)        (0.12)        (0.16)        (0.37)
                                                 ==========    ==========    ==========    ==========    ==========


                                                                        Quarter                            Total
                                                   First         Second         Third        Fourth         Year
                                                 ----------    ----------    ----------    ----------    ----------
     Fiscal 2005:

     Net sales                                   $   18,656    $   21,072    $   21,571    $   20,741    $   82,040

     Gross Profit                                     2,479         2,361         2,270         3,723        10,833

     Net income (loss) - continuing operations          (33)         (154)         (617)        1,140           336
     Net income (loss) - discontinued operations        552           271           482           849         2,154
                                                 ----------    ----------    ----------    ----------    ----------
     Net Income (loss)                                  519           117          (135)        1,989         2,490
                                                 ==========    ==========    ==========    ==========    ==========

     Earnings (loss) per common share-basic:
     Income (loss) per share - Continuing              0.00         (0.02)        (0.06)         0.11          0.03
     Income (loss) per share - discontinuing           0.05          0.03          0.05          0.09          0.22
                                                 ----------    ----------    ----------    ----------    ----------
     Earnings (loss) per common share - basic          0.05          0.01         (0.01)         0.20          0.25
                                                 ==========    ==========    ==========    ==========    ==========

     Earnings (loss) per common share-diluted:
     Income (loss) per share - continuing              0.00         (0.01)        (0.01)         0.04          0.02
     Income (loss) per share - discontinuing           0.02          0.01          0.01          0.04          0.08
                                                 ----------    ----------    ----------    ----------    ----------
     Earnings (loss) per common share - diluted        0.02          0.00         (0.00)         0.08          0.10
                                                 ==========    ==========    ==========    ==========    ==========

12.  ACQUISITIONS

     On September 8, 2004, Western Power & Equipment Corp. ("Western Power"), entered into the Agreement for the Purchase of Arizona Pacific Materials, LLC (the "Purchase Agreement"). Western Power consummated the acquisition of Arizona Pacific Materials, LLC ("Arizona Pacific" or "APM") on September 15, 2004 for a cash consideration of $500 paid at closing of the APM

     Acquisition (the "Closing ") and the issuance at Closing by Western Power of a note in the principal face amount of $2,500. The Company also issued 2,000,000 options to related parties for a note issued in conjunction with the $500 down payment. The estimated fair value of these options is $292 and was recorded as deferred debt discount and amortized over the period of the related debt.

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

     The following table of proforma unaudited information gives effect to the acquisitions of the assets from Arizona Pacific Materials, LLC as if such acquisition had occurred at the beginning of the period shown.

                                                         July 31, 2005
                                                            (000's)
                                                          -----------
     Revenues                                             $   102,075
     Net income                                           $       767
     Net income per share - basic                         $      0.03
     Net income per share - diluted                       $      0.03


13.  SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable operating segments are shown in the following tables ('000's).

                                           Western Power &     Arizona Pacific
                                           Equipment Corp      Materials, LLC           Total
     For the Year Ended July 31, 2007

     Revenues                                $   94,180          $    2,644          $   96,824
     Income (loss) from continuing
     operations                              $  (10,625)         $   (3,167)         $  (13,792)
     Net loss                                $   (9,520)         $   (3,261)         $  (12,781)
     Capital expenditures                    $    2,620          $    1,208          $    3,828
     Total identifiable assets at
     July 31, 2007                           $   41,595          $    4,459          $   46,054


                                           Western Power &     Arizona Pacific
                                           Equipment Corp      Materials, LLC           Total
     For the Year Ended July 31, 2006
     Revenues                                $  100,686          $    1,480          $  102,166
     Income (loss) from continuing
     operations                              $   (2,797)         $   (2,404)         $   (5,201)
     Net loss                                $   (1,510)         $   (2,457)         $   (3,967)
     Capital expenditures                    $    2,886          $      367          $    3,253
     Total identifiable assets at
     July 31, 2006                           $   59,270          $    5,333          $   64,603

                                           Western Power &     Arizona Pacific
                                           Equipment Corp      Materials, LLC           Total
     For the Year Ended July 31, 2005
     Revenues                                $   81,027          $    1,013          $   82,040
     Income from continuing operations       $    1,377          $   (1,041)         $      336
     Net income (loss)                       $    3,495          $   (1,005)         $    2,490
     Capital expenditures                    $    1,548          $    2,541          $    4,089
     Total identifiable assets at
     July 31, 2005                           $   67,387          $    4,250          $   71,637


14.  DISCONTINUED OPERATIONS

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold in 2007 and 2006.

     The Company classifies closed or sold branch locations in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the branch after disposal. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Certain corporate level charges, such as general office expenses and interest expense are not allocated to discontinued operations because these expenses are not specific to the branch location's operations.

     In May of 2007 the Company sold its Anchorage and Fairbanks locations for $12,158, including $11,409 for inventory and fixed assets with an original cost of $503 (net book value of $230) resulting in a gain of $690.

     The Company sold its Spokane and Clarkston, Washington locations in March 2006 for a total sales price of $2,871. Included in the sale was inventory with a cost of $2,455. The Company also sold fixed assets with an original cost of $662 (net book value of $150) resulting in a gain of $251.

     The following table presents selected financial data for the discontinued operations (in thousands of dollars):

     ------------------------------------------------------------------------------------
                                                Year Ending    Year Ending    Year Ending
                                               July 31, 2007  July 31, 2006  July 31, 2005
     -----------------------------------------   ----------     ----------     ----------
     Revenue from discontinued operations        $   25,405     $   28,888     $   35,182
     -----------------------------------------   ----------     ----------     ----------
     Gross Profit from discontinued operations   $    1,345     $    2,592     $    3,326
     -----------------------------------------   ----------     ----------     ----------
     SG & A from discontinued Operations         $    1,024     $    1,609     $    1,450
     -----------------------------------------   ----------     ----------     ----------
     Income from discontinued operations         $      321     $      983     $    1,877
     -----------------------------------------   ----------     ----------     ----------
     Gain on sale of discontinued operations     $      690     $      251     $      277
     -----------------------------------------   ----------     ----------     ----------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Western Power & Equipment Corp.

We have audited the accompanying consolidated balance sheets of Western Power & Equipment Corp. (a Delaware Corporation) as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended July 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Power & Equipment Corp. as of July 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ending July 31, 2007, 2006, and 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company continues to incur operating losses and is in default with its convertible debt agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans are discussed further in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/ Marcum & Kliegman LLP
                              -------------------------
                              MARCUM & KLIEGMAN LLP
New York, New York
October 25, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of Western Power & Equipment Corp.


Our audit of the consolidated financial statements referred to in our report dated October 25, 2007 appearing on page F-26 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                              /s/ Marcum & Kliegman LLP
                              -------------------------
                              MARCUM & KLIEGMAN LLP

New York, New York
October 25, 2007

                                   SCHEDULE II

                         WESTERN POWER & EQUIPMENT CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
             For the Fiscal Years Ended July 31, 2007, 2006 and 2005

                             (DOLLARS IN THOUSANDS)



                                        Balance at     Charged to     Charged to                     Balance at
                                         Beginning      Costs and       Other                          End of
               DESCRIPTION               of Period      Expenses       Accounts      Deductions        Period
               -----------             ------------   ------------   ------------   ------------    ------------
ACCOUNTS RECEIVABLE RESERVE:

     Fiscal year ended July 31, 2007   $        864   $        122   $         --   $        (52)   $        934

     Fiscal year ended July 31, 2006            906            191             --           (233)            864

     Fiscal year ended July 31, 2005            938             14             --            (46)            906

INVENTORY RESERVE:

     Fiscal year ended July 31, 2007          4,163            436             --         (2,311)          2,288

     Fiscal year ended July 31, 2006          3,937          1,610             --         (1,384)          4,163

     Fiscal year ended July 31, 2005          4,115            844             --         (1,022)          3,937

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WESTERN POWER & EQUIPMENT CORP.


                                                 BY: /S/ C. DEAN MCLAIN
                                                 -------------------------------
                                                 C. DEAN MCLAIN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                            DATE
------------------------       -----------------------------    ----------------

/S/ C. DEAN MCLAIN             PRESIDENT, CHIEF                 OCTOBER 29, 2007
------------------------       EXECUTIVE OFFICER,
C. DEAN MCLAIN                 AND CHAIRMAN



/S/ MARK J. WRIGHT             VICE PRESIDENT OF FINANCE,       OCTOBER 29, 2007
------------------------       CHIEF FINANCIAL AND PRINCIPAL
MARK J. WRIGHT                 ACCOUNTING OFFICER,
                               TREASURER AND SECRETARY


/S/ MICHAEL METTER             DIRECTOR                         OCTOBER 29, 2007
------------------------
MICHAEL METTER


/S/ STEVEN MOSKOWITZ           DIRECTOR                         OCTOBER 29, 2007
------------------------
STEVEN MOSKOWITZ


/S/ JAMES FISHER               DIRECTOR                         OCTOBER 29, 2007
------------------------
JAMES FISHER