Form 10-Q
period 2007-10-31
WESTERN POWER & EQUIPMENT CORP
filed 2007-12-17
CIK 939729

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended October 31, 2007
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 13, 2007.

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

                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number

    Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    October 31, 2007 (Unaudited) and July 31, 2007........................    3

    Condensed Consolidated Statements of Operations (Unaudited)
    Three months ended October 31, 2007 and October 31, 2006 .............    4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Three months ended October 31, 2007 and October 31, 2006..............   5-6

    Notes to Condensed Consolidated Financial Statements (Unaudited)......  7-15

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations................. 16-23

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....   24

    Item 4. Controls and Procedures.......................................   24

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.............................................   25

    Item 1A. Risk Factors.................................................   25

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...   25

    Item 3. Defaults Upon Senior Securities...............................   25

    Item 4. Submission of Matters to a Vote of Security Holders...........   25

    Item 5. Other Information.............................................   25

    Item 6. Exhibits...................................................... 25-26

SIGNATURES................................................................   27

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          October 31,      July 31,
                                                                             2007            2007
                                                                          ----------      ----------
                                                                          (Unaudited)

                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents ......................................     $      --       $       62
     Accounts receivable, net .......................................          5,122           4,886
     Inventories - net ..............................................         24,062          28,576
     Prepaid expenses ...............................................            112             150
                                                                          ----------      ----------
            Total current assets ....................................         29,296          33,674
                                                                          ----------      ----------
Fixed assets:
     Property, plant and equipment (net) ............................          5,473           5,703
                                                                          ----------      ----------
     Rental equipment fleet (net) ...................................          7,785           5,671
            Total fixed assets ......................................         13,258          11,374
                                                                          ----------      ----------
Other assets
     Security Deposits ..............................................            430             465
     Deferred debt issuance costs ...................................            --              541
                                                                          ----------      ----------
         Total other assets .........................................            430           1,006
                                                                          ----------      ----------

Total assets ........................................................     $   42,984      $   46,054
                                                                          ==========      ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current liabilities:
     Borrowings under floor plan financing ..........................     $   20,384          20,521
     Convertible debt, net of discount of $ 0 and $ 1,190 ...........         19,674          18,193
     Notes payable-related parties, net of discount of $ 7 and $ 10 .            293             290
     Notes payable ..................................................            747             821
     Accounts payable ...............................................          6,952           8,149
     Accrued payroll and vacation ...................................          1,148           1,032
     Other accrued liabilities ......................................          2,132           2,156
     Capital lease obligation .......................................             66              64
                                                                          ----------      ----------
         Total current liabilities ..................................         51,396          51,226
                                                                          ----------      ----------
Long-term liabilities
     Notes Payable ..................................................          1,221           1,577
     Deferred lease income ..........................................            200             206
     Capital lease obligation .......................................            684             702
                                                                          ----------      ----------
      Total long-term liabilities ...................................          2,105           2,485
                                                                          ----------      ----------
Total liabilities ...................................................         53,501          53,711
                                                                          ----------      ----------
Stockholders' deficiency:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ..................................            --              --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 11,360,300 issued and 11,230,000 outstanding as of
       October 31, 2007 and July 31, 2007, respectively .............             11              11
     Additional paid-in capital .....................................         23,431          23,431
     Accumulated deficit ............................................        (33,115)        (30,255)
     Less common stock in treasury, at cost (130,300 shares) ........           (844)           (844)
                                                                          ----------      ----------
         Total stockholders' deficiency .............................        (10,517)         (7,657)
                                                                          ----------      ----------
Total liabilities and stockholders' deficiency ......................     $   42,984      $   46,054
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended
                                                              October 31,
                                                          2007           2006
                                                       ---------      ---------
Net revenues ......................................    $  19,532      $  23,611

Cost of revenues (includes depreciation of
   $976 and $826, respectively) ...................       17,432         20,951
                                                       ---------      ---------
Gross profit ......................................        2,100          2,660

Selling, general and administrative expenses ......        2,774          2,575
                                                       ---------      ---------
Operating (loss) income ...........................         (674)            85

Other income (expense):
     Interest expense .............................       (2,455)        (1,270)
     Gain on settlement of penalty ................          250             --
     Other income .................................           32            151
                                                       ---------      ---------
Loss before income tax provision ..................       (2,847)        (1,034)

Income tax provision ..............................           14             16
                                                       ---------      ---------
Loss from continuing operations ...................       (2,861)        (1,050)

Income from discontinued operations ...............           --            281
                                                       ---------      ---------
Net loss ..........................................    $  (2,861)     $    (769)
                                                       ---------      ---------
Basic and diluted loss per common share
     Continuing operations ........................    $   (0.25)     $   (0.09)
                                                       ---------      ---------
     Discontinued operations ......................           --           0.02
                                                       ---------      ---------
     Net loss per share ...........................    $   (0.25)     $   (0.07)
                                                       =========      =========
Weighted average outstanding common shares for
  basic and diluted  net loss per common share ....       11,230         11,230
                                                       =========      =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      Three Months Ended
                                                                          October 31,
                                                                      2007          2006
                                                                    --------      --------
Cash flows from operating activities:
     Net loss ...................................................   $ (2,861)     $   (769)

Adjustments to reconcile net loss from operations to net
 cash (used in) provided by operating activities:
     Depreciation ...............................................      1,225         1,762
     Bad debts ..................................................        --            104
     Amortization of debt discount ..............................      1,193           268
     Loss (gain) on sale of fixed assets and rental equipment ...        (76)           31
     Gain on convertible debt penalty settlement ................       (250)          --
     Amortization of debt issuance costs ........................        541            93
     Changes in assets and liabilities:
         Accounts receivable ....................................       (236)        2,156
         Inventories ............................................      1,243        (2,841)
         Prepaid expenses and other assets ......................         73            58
         Accounts payable and accrued expenses ..................     (1,196)          687
         Accrued payroll and vacation ...........................        116            26
         Other accrued liabilities ..............................        228           (44)
         Deferred lease income ..................................         (7)           (7)
                                                                    --------      --------
Net cash (used in) provided by operating activities .............         (7)        1,524
                                                                    --------      --------

Cash flows from investing activities:
     Purchases of property, plant and equipment .................         (9)         (555)
     Purchases of rental equipment ..............................        (23)          (11)
     Proceeds on sale of rental equipment .......................        271           505
                                                                    --------      --------
Net cash provided by (used in) investing activities .............        239           (61)
                                                                    --------      --------

Cash flows from financing activities:
     Principal payments on capital leases .......................        (16)          (14)
     Payments on short-term borrowings ..........................         --          (100)
     Inventory floor plan financing .............................       (137)         (240)
     Long term debt borrowings ..................................         96           572
     Long term debt payments ....................................       (526)         (181)
     Convertible debt borrowings ................................        289           --
     Payments on convertible debt ...............................        --         (2,221)
                                                                    --------      --------
Net cash used in financing activities ...........................       (294)       (2,184)
                                                                    --------      --------

Decrease in cash and cash equivalents ...........................        (62)         (721)
Cash and cash equivalents at beginning of period ................         62         1,072
                                                                    --------      --------

Cash and cash equivalents at end of period ......................   $    --       $    351
                                                                    ========      ========

Supplemental disclosures:
Interest paid ...................................................   $    266      $    930
Income taxes paid ...............................................          1             2

Return of common stock pursuant to cancellation of
  consulting agreement...........................................   $    --       $    642

Transfer of equipment inventory to the rental fleet..............   $  2,727      $  3,559

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Western Power & Equipment Corp and its 85% owned subsidiary, Arizona Pacific Materials, LLC, collectively ("The Company"). All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three month period ended October 31, 2007 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2007 consolidated financial statements.

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

Certain amounts in the fiscal year 2007 financial statements have been reclassified to conform with the fiscal year 2008 presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinued operations.

Liquidity and Going Concern

The Company has incurred a net loss from continuing operations of $2,861 for the three-month period ended October 31, 2007 compared to a loss of $1,050 for the comparable period in fiscal year 2007. During the fiscal year 2008 period, the Company experienced a weaker market and changes in product mix both of which contributed to lower sales and weaker margins. In addition, during the three-month period ending October 31, 2007, the Company expensed $541 in debt issuance costs and $1,190 in debt discount related to the convertible debt issued in June of 2005. This compares to $93 in debt issuance costs and $262 in debt discount amortized during the same period in fiscal year 2007. The Company generated negative cash flows from operations of $7 for the three-month period ended October 31, 2007 as compared to positive cash flows of $1,524 for the fiscal year 2007 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations.

In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company entered into a waiver agreement in April of 2007 with the convertible debt holders whereby 50% of the penalty was paid in cash and the remaining 50% of the penalty was satisfied by the transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of the remaining $1,933 obligation.

As of July 2007, the Company was in technical default of the terms of the April default waiver, as the Company did not make all of the required principal payment due June 30, 2007. The Company negotiated a waiver of that default in exchange for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan repayment on October 15, 2007 and continues to be in default with the debt agreement. The Company recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of fiscal year 2007.

As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383 in fiscal year 2007.

The loss for the three-month period ended October 31, 2007 includes a gain of $250 related to the issuance of the 5% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC related to the June 2007 default waiver discussed above.

Management is currently in discussions to refinance the debt but there is no assurance it will succeed in these refinancing efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company's accounting policies are set forth in Note 1 to the consolidated financial statements as filed in Form 10-K for the year ended July 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. (See Note 13)

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options, warrants and convertible debt. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended October 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 18,532,582 shares as of October 31, 2007. As of October 31, 2007, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 23,562,582 shares.

4. STOCK BASED COMPENSATION

The Company accounts for stock based compensation arrangements in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. As of July 31, 2007 and October 31, 2007, all options were fully vested and during the year ended July 31, 2007 and the three months ended October 31, 2007 and October 31, 2006, the Company did not grant any options to employees to purchase common stock. Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

5. INVENTORIES

Inventories consist of the following (`000's):
                                                         October 31,    July 31,
                                                             2007         2007
                                                         ----------     -------
                                                         (Unaudited)

    Equipment (net of reserves of $ 1,588 and
    $ 1,835, respectively):
      New                                                 $ 16,537     $ 20,685
      Used                                                   2,756        2,793
    Mining products                                            853          829
    Parts (net of reserves of $ 618
     and $ 453, respectively)                                3,916        4,269
                                                          --------     --------
                                                          $ 24,062     $ 28,576
                                                          ========     ========

6. FIXED ASSETS

Fixed assets consist of the following (`000's):
                                                         October 31,   July 31,
                                                            2007         2007
                                                          --------     --------
                                                         (Unaudited)

    Operating property, plant and equipment:
      Land                                                $  1,277     $  1,277
      Buildings                                              1,205        1,205
      Machinery and equipment                                5,645        5,631
      Office furniture and fixtures                          1,660        1,660
      Computer hardware and software                         1,057        1,051
      Vehicles                                               1,221        1,247
      Leasehold improvements                                 1,058        1,054
                                                          --------     --------
                                                            13,123       13,125
      Less: accumulated depreciation                        (7,650)      (7,422)
                                                          --------     --------
    Property, plant, and equipment (net)                  $  5,473     $  5,703
                                                          ========     ========

    Rental equipment fleet                                $  9,395     $  6,735
      Less: accumulated depreciation                        (1,610)      (1,064)
                                                          --------     --------
    Rental equipment (net)                                $  7,785     $  5,671
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

As of October 31, 2007 and July 31, 2007, fixed assets (net) includes property under capital leases in the amount of $397 and $408, respectively.

7. DEBT OBLIGATIONS

Floor Planning
--------------

The Company has inventory floor plan financing arrangements with Case Credit Corporation (Case), an affiliate of Case Corporation (for Case inventory) and with other finance companies and equipment manufacturers. The terms of these agreements generally include a one-month to twelve-month interest free term followed by a term during which interest is charged. Principal payments are generally due at the earlier of sale of the equipment or twelve to forty-eight months from the invoice date. All floor plan debt is classified as current since the inventory to which it relates is generally sold within twelve months of the invoice date.

Convertible Debt
----------------

In June 2005, the Company closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The Company allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27. The lenders were also granted warrants to purchase approximately
8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920 and was recorded as debt discount to be amortized over the life of the related debt. The lenders also had the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt, which has expired as of January 31, 2007) under the same terms as the existing five year convertible debt with warrants to purchase 1,312,500 shares of common stock to be issued with this additional debt. The value of these rights is $441 and was also recorded a debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The value of this conversion price change was calculated to be $680 (based on a Black-Scholes model) and was recorded as debt discount to be amortized over the remaining life of the related debt. In connection with the convertible debt and the bridge loan (see below), the Company paid a $1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

The convertible debt agreement contains a provision whereby the holders of such debt obligations (after 36 months from the original issue date) may require the Company to redeem up to 50% of the outstanding principal balance of the debenture.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27, "Application of Issue No. 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to Certain Convertible Instruments". The Company also considered EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") which addresses financial instruments, such as stock purchase warrants, that are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). The Company has adopted EITF-00-19-2, "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". If the registration statement ceases to be continuously effective during the 5-year period in which the Company is required to maintain its effectiveness, the investors are entitled to "partial liquidated damages" in the form of cash, computed as 2 percent of the aggregate purchase price of the securities per month. Management believes that it is not probable that it will be required to remit any payments to the investors for failing to maintain effectiveness of the registration statement and therefore no liability has been recorded in the consolidated financial statements.

The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of October 31, 2007 is $19,674 (net of discount of $0), all of which is short term. The amounts amortized to interest expense during the three months ended October 31, 2007 and October 31, 2006 were $1,190 and $262, respectively.

Western used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials.

In January 2007 the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of the remaining $1,933 obligation. This resulted in a gain of $1,967 and a net penalty of $1,933. The carrying amount of the subsidiary's common stock sold was removed from the parent company's investment in subsidiary's common stock account and the difference between the carrying amount and current value of the consideration is recorded as a gain.

As of July 2007, the Company was in technical default of the terms of the April default waiver agreement, as the Company did not make all of the required principal payment due June 2007. The Company negotiated a waiver of that default in consideration for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised payment due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan payment on October 15, 2007 and continues to be in default with the debt agreement. The Company recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007.

As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383 during fiscal year 2007.

For the quarter ended October 31, 2007, the Company recorded as a charge $1,190 for deferred debt issuance costs and $540 of debt issuance costs related to the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

With this technical default, the convertible debt becomes immediately due. Management is currently in discussions with the debt holders and is seeking to refinance the debt but there is no assurance they will succeed in these efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets and the business may suffer.

Notes Payable
-------------

  Notes payable consists of the following: (000's)
                                                                                    October 31,     July 31,
  Description                                                                          2007           2007
                                                                                    ----------      -------
  Note Payable to Investor dated March 30, 2001 due on
  demand and non-interest bearing                                                        50            50

  Note payable to West Coast Bank dated March 15, 2005 in the amount of $
  795, due in monthly installments of $ 16 beginning May 15, 2005, expiring
  April 2010 including interest at 6.50% per annum secured by specific equipment
   in inventory                                                                         432           471

  Note payable to Wells Fargo Construction Funding (formerly CIT Financial)
   dated beginning August 15, 2005 in the amount
  of $ 2,643, due in monthly installments of $ 31 beginning December 2005, expiring November 2010, including interest ranging from 8.25% to 9.5% per annum secured by specific
  equipment in inventory                                                              1,383         1,767

  Notes payable to GMAC dated November 15, 2003 in the amount of $66 with payments of $1 per month including
  interest at 7.2% per annum, expiring January 2009                                     103           110
                                                                                    -------       -------
  Total                                                                             $ 1,968       $ 2,398
    Less current portion                                                               (747)         (821)
                                                                                    -------       -------
  Total Long-Term Notes Payable                                                     $ 1,221       $ 1,577
                                                                                    =======       =======

    Future minimum payments under these noncancelable notes payable as of October 31, 2007, are as follows:

Twelve months ending               Notes    Convertible
October 31,                       Payable       Debt      Flooring      Total
                                 --------     --------    --------    --------

   2008                          $    747    $  19,674    $ 20,384    $ 40,805
   2009                               564         --          --           564
   2010                               383         --          --           383
   2011                               167         --          --           167
   2012                               107         --          --           107
   Thereafter                         --          --          --          --
                                 --------     --------    --------    --------
Total annual payments               1,968       19,674      20,384      42,026
Less current portion                 (747)     (19,674)    (20,384)    (40,805)
                                 --------     --------    --------    --------
Long-term portion                $  1,221     $   --      $   --      $  1,221
                                 ========     ========    ========    ========

8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $324 and $571 for the three months ended October 31, 2007 and 2006, respectively.

Future minimum lease payments under all noncancelable leases as of October 31, 2007, are as follows (`000's):

                                                     Capital         Operating
     Twelve months ending October 31,                 leases          leases

     2008                                                135           1,081
     2009                                                135           1,090
     2010                                                135             871
     2011                                                135             613
     2012                                                133             288
     Thereafter                                          407             986
                                                     -------         -------
     Total annual lease payments                     $ 1,080         $ 4,929
     Less amount representing interest
       at a rate of 6.5%                                (330)
                                                     -------
     Present value of minimum lease payments             750
     Less current portion                                (66)
                                                     -------
     Long-term portion                               $   684
                                                     =======

Purchase Commitments
--------------------

The Company issued purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of October 31, 2007, such purchase commitments totaled $3,803.

Litigation
----------

Incident to the Company's business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to uncertainties whose outcomes are not predictable with assurance. Management believes, at this time, there are no ongoing matters which will have a material adverse effect on the Company's condensed consolidated financial statements.

9. PRODUCT INFORMATION

Revenue and gross profit from continuing operations by product categories are summarized as follows (`000's):

Business product category                           Three Months Ended
     Net Revenues                                       October 31,
                                                    2007          2006
                                                  -------       -------
     Equipment Sales                              $11,763        15,188

     Equipment Rental                               1,371         1,710

     Mining Sales                                     874           431

     Product Support                                5,524         6,282
                                                  -------       -------
     Total                                        $19,532       $23,611
                                                  =======       =======

     Business product category                      Three Months Ended
     Gross Profit                                       October 31,
                                                    2007          2006
                                                  -------       -------
     Equipment Sales                              $   307       $ 1,033

     Equipment Rental                                 328           379

     Mining Sales                                     191          (329)

     Product Support                                1,274         1,577
                                                  -------       -------
     Total                                        $ 2,100       $ 2,660
                                                  =======       =======

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (`000's).

                                                     Western Power &    Arizona Pacific
                                                     Equipment Corp     Materials, LLC      Total
For the Three Months Ended October 31, 2007
Net revenues                                            $ 18,658           $    874       $ 19,532
                                                        ========           ========       ========
Loss from continuing operations                         $ (2,257)          $   (604)      $ (2,861)
                                                        ========           ========       ========
Net loss                                                $ (2,257)          $   (604)      $ (2,861)
                                                        ========           ========       ========
Capital expenditures                                    $     32           $    --        $     32
                                                        ========           ========       ========
Total identifiable assets at October 31, 2007           $ 38,509           $  4,475       $ 42,984
                                                        ========           ========       ========

For the Three Months Ended October 31, 2006
Net revenues                                            $ 23,180           $    431       $ 23,611
                                                        ========           ========       ========
Operating income (loss) from continuing operations      $     25           $ (1,075)      $ (1,050)
                                                        ========           ========       ========
Net income (loss)                                       $    320           $ (1,089)      $   (769)
                                                        ========           ========       ========
Capital expenditures                                    $    150           $    416       $    566
                                                        ========           ========       ========
Total identifiable assets at October 31, 2006           $ 56,463           $  6,120       $ 62,583
                                                        ========           ========       ========

11. CONCENTRATION OF CREDIT RISK

Approximately 43% and 49% of the Company's net sales for the three month periods ended October 31, 2007 and October 31, 2006, respectively, resulted from sales, rental, and servicing of products manufactured by Case.

12. DISCONTINUED OPERATIONS

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold or closed in fiscal year 2006. There were no operations discontinued in the three months ended October 31, 2007.

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

The Company sold its Anchorage and Fairbanks, Alaska locations in May 2007 for a total sales price of $12,158. Included in the sale was inventory with a cost of $11,409. The Company also sold fixed assets with an original cost of $503 (net book value of $230) resulting in a gain of $690.

The following table presents selected financial data for the discontinued operations of the Company's business (in thousands of dollars):

                                                        Three Months Ended
                                                         October 31, 2006

   Revenue from discontinued operations                      $  5,746
   Gross profit from discontinued operations                 $    611
   SG & A from discontinued Operations                       $    330
   Income from discontinued operations                       $    281
   Gain on disposal                                          $   --


13. ACCOUNTING FOR THE UNCERTAINTY IN INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN48"), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax returns in Oregon, California, Arizona and Alaska as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for the tax years ended July 31, 2005 through 2007, the periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to adoption of FIN48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties and interest as of or during the three months ended October 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources (MD&A) is designed to provide a reader of the financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. Our MD&A is presented in six sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, New Accounting Pronouncements and General Economic Conditions. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Amounts are stated in `thousands of dollars' unless otherwise stated.

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

We operate out of facilities located in the states of Washington, Oregon, Nevada and California for our equipment dealership. Our revenue sources are generated from equipment (new and used) sales, parts sales, equipment service and equipment rental. The equipment is distributed to contractors, governmental agencies, and other customers, primarily for use in the construction of residential and commercial buildings, roads, levees, dams, underground power projects, forestry projects, municipal construction and other projects.

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

Arizona Pacific Materials, LLC, an 85% owned subsidiary purchased in September 2004, operates a surface mine producing cinder and basalt aggregate to supply material for block manufactures, concrete and asphalt suppliers and landscape contractors, in the Phoenix, Arizona building/construction market. In November 2006, we closed our Flagstaff location. The assets of the branch were transferred to our remaining mining location in Phoenix, Arizona.

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant increases in construction in the Phoenix area, especially in Pinal County, where the mining operation is located. Although the level of construction starts in the Phoenix area has slowed in the last year, the Company believes the area is still one of the top growth areas in the United States. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized. Based upon a 2004 study, our Phoenix location had approximately 39,000,000 tons of proven reserves and an additional 38,000,000 tons of indicated reserves of high grade basalt available to be processed to meet the future demands of the Phoenix market.


RESULTS OF OPERATIONS

Consolidated results

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):



Consolidated - continuing   Three Months Ended   Three Months Ended    Increase
operations (in 000's)         October 31, 2007     October 31, 2006   (Decrease)

Revenue                          $  19,532            $  23,611        $ (4,079)
 Gross profit                    $   2,100            $   2,660        $   (560)
SG&A                             $   2,774            $   2,575        $    199
Operating (loss) income          $    (674)           $      85        $   (759)
Loss from continuing
operations                       $  (2,861)           $  (1,050)       $ (1,811)


The Three Months ended October 31, 2007 compared to the Three Months ended
--------------------------------------------------------------------------
October 31, 2006.
-----------------

REVENUES

Revenues from continuing operations for the three-month period ended October 31, 2007 decreased by $4,079 or 17.3% over the comparative three-month period ended October 31, 2006. For the three-month period ended October 31, 2007 equipment sales and rentals decreased by $3,764 and product sales decreased by $758 while mining sales increased by $443. Sales in all of our locations have declined in the first quarter as compared to the prior year's first quarter, with the exception of our Buena Park, California location, which had an increase of $1,876 as a result of several large sweeper sales to municipalities. Governmental sales, which can change dramatically based upon budget cycles, comprise a significant amount of the sales in our Buena Park location. Our equipment sales have also been reduced as a result of significant declines over the past year in the residential construction market as the economy softens. This has resulted in declining equipment sales throughout the equipment industry. Through this we have been able to retain our relative market share. The decline in the number of branches has also affected the Company's ability to transfer specific inventory to a larger market area.

Mining sales from our subsidiary in Phoenix, Arizona increased $443 or 102.8% over the prior year's comparative three-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix. Our subsidiary is also experiencing more demand for rip rap (larger sized rock used in support for topography stabilizing and ballast for train and light rail construction).

GROSS MARGIN

The Company's gross profit margin of 10.8% for the three-month period ended October 31, 2007 was slightly lower than the prior year's comparative period margin of 11.3%. During the quarter, the Company made several used equipment sales at sales prices below cost through auctions. These auction sales consisted of severely aged equipment that the Company is no longer the manufacturers' representative for and resulted in a loss of approximately $200. In addition, gross margin was adversely affected by the expenses related to the production growth and equipment investment in APM, our mining subsidiary. Production capacity has increased at the mining facility which we believe will assist in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which enables us to process multiple products more efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended October 31, 2007, selling, general, and administrative ("SG&A") expenses from continuing operations were only slightly higher by $199 compared to the prior year's comparative first quarter. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales. The Company prepaid $100 in fiscal 2007 and $110 in the first quarter of fiscal year 2008 in bank fees related to potential re-financing with a bank. The financing arrangement did not materialize and these loan fees were expensed in the first quarter of fiscal year 2008.

OPERATING INCOME

The Company had an operating loss for the three months ended October 31, 2007 of $674 compared to operating income of $85 for the three months ended October 31, 2006, reflecting the decrease in margin percentages in equipment sales and added costs related to increased production activities of our mining operation.

INTEREST EXPENSE

Interest expense for the three months ended October 31, 2007 of $2,455 was up from $1,270 in the prior year comparative period. The Company is in technical default of their convertible debt agreement (see Note 7), causing the debt to become immediately due. As a result the Company expensed the remainder of the debt discount (related to warrants issued with the convertible debt transaction in June 2005) and deferred debt issuance costs during the quarter ended October 31, 2007. The Company amortized $1,190 of debt discount and $540 in debt issuance costs during the three months ended October 31, 2007 while during the three months ended October 31, 2006, these amounts were $268 and $93, respectively.

NET LOSS

The Company had a net loss from continuing operations for the quarter ended October 31, 2007 of $2,861 compared with a net loss of $1,050 for the prior year's comparative quarter. The additional increase in the net loss is a result of lower revenues, lower margins on equipment sales and additional administrative, production costs at our mining operation and the accelerated amortization of the debt discount and deferred debt issuance costs, as discussed above.

Discontinued Operations
-----------------------

The following table presents unaudited selected financial data for the discontinued operations of our business (in thousands of dollars):

                                                  Three Months Ended
                                                   October 31, 2006
                                                   ----------------

   Revenue from discontinued operations                $  5,746
   Gross Profit from discontinued operations           $    611
   SG&A from discontinued Operations                   $    330
   Income from discontinued operations                 $    281
   Gain on disposal                                    $   --

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

The Company sold its Anchorage and Fairbanks, Alaska locations in May 2007 for a total sales price of $12,158. Included in the sale was inventory with a cost of $11,409. The Company also sold fixed assets with an original cost of $503 (net book value of $230) resulting in a gain of $690.

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

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the conversion price in the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also had the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt, which has expired as of January 31, 2007) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of October 31, 2007 is $19,674 (net of discount of $0) all of which is short term.

In January 2007, the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company has negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of the remaining $1,933 obligation. This resulted in a gain of $1,967 and a net penalty of $1,933. The carrying amount of the subsidiary's common stock sold was removed from the parent company's investment in subsidiary's common stock account and the difference between the carrying amount and current value of the consideration was recorded as a gain.

As of July 2007, the Company was in technical default of the terms of the April default waiver agreement, as the Company did not make all of the required principal payment due June 2007. The Company negotiated a waiver of that default in consideration for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised payment due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan payment on October 15, 2007 and continues to be in default with the debt agreement. The Company recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007.

As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383 during fiscal year 2007.

For the quarter ended October 31, 2007, the Company recorded as a charge $1,190 for deferred debt issuance costs and $540 of debt issuance costs as a result of the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

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

CASH FLOW FROM OPERATING ACTIVITIES

During the three months ended October 31, 2007 we had negative cash flows from operating activities of $7. Our cash flow from operating activities consisted primarily of a reduction of inventory of $1,243, depreciation of $1,225 and the amortization of debt discount and deferred debt issuance costs of $1,734. These were offset by the use of funds to decrease accounts payable by $1,196. We continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. As we sell inventory the proceeds are used to manage our accounts payable in an effort to maintain good relations with our vendors. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets, particularly in our rental fleet. In prior years, we had focused less on our rental fleet inventory levels (allowing inventory levels to decline). We focus on the utilization of the rental fleet and continue to sell older equipment with less utilization and replace, as needed, with newer equipment where there is demand. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We decreased our floor plan financing by $138 and paid $526 against our long term debt balances during the three-month period ended October 31, 2007. Sales and collections of accounts receivable continue to be our major source for the payment of long-term debt. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales.

The need for future capital resources relates primarily to our obligation to pay amounts owed on the convertible debt as well as other long term notes payable as outlined in Note 7 of the consolidated financial statements. Management is currently in discussions with the debt holders and is seeking to refinance the debt with longer-term capital resources, including the generation of equity capital, but there is no assurance they will succeed in these efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets or the Company's operations may not be able to continue.

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $0 as of October 31, 2007. As a result of the accelerated due date of the convertible debt, the Company will be required to obtain alternate third party financing to support its current operations and to meet the accelerated convertible debt pay-off. There can be no assurance that the Company can obtain such third party financing. We are actively exploring avenues that will generate both short-term and long-term financing sources, as well as the generation of additional equity capital.

OTHER

As of October 31, 2007, the Company had outstanding convertible instruments, options and warrants convertible into 23,562,582 shares of common stock, which could potentially dilute earnings per share.

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

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 57% of our net sales for the three months ended October 31, 2007 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 51% for the three-month period ended October 31, 2006. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the three months ended October 31, 2007. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At October 31, 2007, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $43.7 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.44 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of July 2007, the Company was in technical default of the terms of the April default waiver agreement, as the Company did not make all of the required principal payment due June 2007. The Company negotiated a waiver of that default in consideration for a transfer of an additional 5% ownership interest (valued at $250) in the Company's subsidiary, Arizona Pacific Materials, LLC. A revised payment due date of October 15, 2007 was negotiated to pay the entire loan balance. The Company did not make the required full loan payment on October 15, 2007 and continues to be in default with the debt agreement. The Company recorded an expense of $3,200 (representing a 20% default penalty) in the fourth quarter of 2007.

     As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383 during fiscal year 2007. For the quarter ended October 31, 2007, the Company recorded as a charge $1,190 for deferred debt issuance costs and $540 of debt issuance costs as a result of the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

December 17, 2007

     By: /s/Mark J. Wright
         ---------------------
         Mark J. Wright
         Vice President of Finance and
         Chief Financial Officer