Form 10-Q
period 2008-01-31
WESTERN POWER & EQUIPMENT CORP
filed 2008-03-24
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2008
                         Commission File Number 0-26230


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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Securities and Exchange Act of 1934).

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12B-2 of the Securities and Exchange Act of 1934. (Check one)

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities and Exchange Act of 1934).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 14, 2008.

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
================================================================================

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                                      INDEX


PART I. FINANCIAL INFORMATION                                             Page
                                                                          Number

  Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           January 31, 2008 (Unaudited) and July 31, 2007....................3

           Condensed Consolidated Statements of Operations (Unaudited)
           three months ended January 31, 2008 and January 31, 2007 .........4

           Condensed Consolidated Statements of Operations (Unaudited)
           six months ended January 31, 2008 and January 31, 2007 ...........5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           six months ended January 31, 2008 and January 31, 2007............6

           Notes to Condensed Consolidated Financial Statements
           (Unaudited).....................................................7-17

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................18-26

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......27

  Item 4.  Controls and Procedures..........................................27

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................28

  Item 1A. Risk Factors.....................................................28

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......28

  Item 3.  Defaults Upon Senior Securities..................................28

  Item 4.  Submission of Matters to a Vote of Security Holders..............28

  Item 5.  Other Information................................................28

  Item 6.  Exhibits.........................................................29

SIGNATURES..................................................................30

ITEM 1.  FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          January 31,       July 31,
                                                                              2008            2007
                                                                          ----------      ----------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ......................................     $       26      $       62
     Accounts receivable, net .......................................          3,906           4,886
     Inventories - net ..............................................         20,787          28,576
     Prepaid expenses ...............................................            147             150
                                                                          ----------      ----------
            Total current assets ....................................         24,866          33,674
Fixed assets:
     Property, plant and equipment (net) ............................          5,034           5,703
     Rental equipment fleet (net) ...................................          8,109           5,671
            Total fixed assets ......................................         13,143          11,374
                                                                          ----------      ----------
Other assets
     Security Deposits ..............................................            450             465
     Deferred debt issuance costs ...................................             --             541
                                                                          ----------      ----------
         Total other assets .........................................            450           1,006
                                                                          ----------      ----------

Total assets ........................................................     $   38,459      $   46,054
                                                                          ==========      ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowings under floor plan financing ..........................     $   17,785          20,521
     Convertible debt, net of discount of $ 0 and $ 1,190 ...........         19,674          18,193
     Notes payable-related parties, net of discount of $ 5 and $ 10 .          1,306             290
     Notes payable ..................................................          2,254             821
     Accounts payable ...............................................          5,844           8,149
     Accrued payroll and vacation ...................................            805           1,032
     Other accrued liabilities ......................................          1,255           2,156
     Capital lease obligation .......................................             67              64
                                                                          ----------      ----------
         Total current liabilities ..................................         48,990          51,226
                                                                          ----------      ----------
Long-term liabilities
     Notes Payable ..................................................            976           1,577
     Deferred lease income ..........................................            193             206
     Capital lease obligation .......................................            668             702
                                                                          ----------      ----------
      Total long-term liabilities ...................................          1,837           2,485
                                                                          ----------      ----------
Total liabilities ...................................................         50,827          53,711
                                                                          ----------      ----------
Stockholders' deficiency:
     Preferred stock-10,000,000 shares authorized;
       none issued and outstanding ..................................             --              --
     Common stock-$.001 par value; 50,000,000 shares
       authorized; 11,360,300 issued and 11,230,000 outstanding as of
       January 31, 2007 and July 31, 2007, respectively .............             11              11
     Additional paid-in capital .....................................         23,431          23,431
     Accumulated deficit ............................................        (34,966)        (30,255)
     Less common stock in treasury, at cost (130,300 shares) ........           (844)           (844)
                                                                          ----------      ----------
         Total stockholders' deficiency .............................        (12,368)         (7,657)
                                                                          ----------      ----------
Total liabilities and stockholders' deficiency ......................     $   38,459      $   46,054
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                      January 31,
                                                                 2008            2007
                                                             ----------      ----------
Net revenues ...........................................     $   18,794      $   25,908

Cost of revenues (includes depreciation of
   $410 and $798, respectively) ........................         17,233          24,037
                                                             ----------      ----------

Gross profit ...........................................          1,561           1,871

Selling, general and administrative expenses ...........          2,448           2,219
                                                             ----------      ----------

Operating loss .........................................           (887)           (348)

Other income (expense):
     Interest expense ..................................           (990)         (1,308)
     Convertible debt penalty ..........................             --          (3,900)
     Other income ......................................             40             (97)
                                                             ----------      ----------

Loss before income tax provision .......................         (1,837)         (5,653)

Income tax provision ...................................             14              18
                                                             ----------      ----------

Loss from continuing operations ........................         (1,851)         (5,671)

Loss from discontinued operations ......................             --            (181)
                                                             ----------      ----------

Net loss ...............................................     $   (1,851)     $   (5,852)
                                                             ==========      ==========

Basic and diluted loss per common share
     Continuing operations .............................     $    (0.16)     $    (0.50)

     Discontinued operations ...........................             --           (0.02)
                                                             ----------      ----------

     Net loss per share ................................     $    (0.16)     $    (0.52)
                                                             ==========      ==========
Weighted average outstanding common shares for basic and
     diluted  net loss per common share ................         11,230          11,230
                                                             ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                   Six Months Ended
                                                                      January 31,
                                                                 2008            2007
                                                             ----------      ----------
Net revenues ...........................................     $   38,327      $   49,519

Cost of revenues (includes depreciation of
   $1,385 and $2,018, respectively) ....................         34,665          44,988
                                                             ----------      ----------
Gross profit ...........................................          3,662           4,531

Selling, general and administrative expenses ...........          5,223           4,794
                                                             ----------      ----------
Operating loss .........................................         (1,561)           (263)

Other income (expense):
     Interest expense ..................................         (3,445)         (2,578)
     Convertible debt penalty ..........................             --          (3,900)
     Gain on settlement of penalty .....................            250              --
     Other income ......................................             72              53
                                                             ----------      ----------
Loss before income tax provision .......................         (4,684)         (6,688)

Income tax provision ...................................             27              33
                                                             ----------      ----------
Loss from continuing operations ........................         (4,711)         (6,721)

Income from discontinued operations ....................             --             100
                                                             ----------      ----------
Net loss ...............................................     $   (4,711)     $   (6,621)
                                                             ----------      ----------
Basic and diluted loss per common share
     Continuing operations .............................     $    (0.42)     $    (0.60)
                                                             ----------      ----------
     Discontinued operations ...........................             --            0.01
                                                             ----------      ----------
     Net loss per share ................................     $    (0.42)     $    (0.59)
                                                             ==========      ==========
Weighted average outstanding common shares for basic and
     diluted  net loss per common share ................         11,230          11,230
                                                             ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                       January 31,
                                                                                  2008            2007
                                                                              ----------      ----------
Cash flows from operating activities:
     Net loss ...........................................................     $   (4,711)     $   (6,621)

Adjustments to reconcile net loss from operations to net cash provided by operating activities:
     Depreciation .......................................................          1,887           2,958
     Bad debts ..........................................................             --             111
     Amortization of debt discount ......................................          1,195             534
     Gain on sale of fixed assets and rental equipment ..................           (149)           (144)
     Gain on convertible debt penalty settlement ........................           (250)             --
     Amortization of debt issuance costs ................................            541             185
     Convertible debt penalty ...........................................             --           3,900
     Changes in assets and liabilities:
         Accounts receivable ............................................            980           3,579
         Inventories ....................................................          3,320             377
         Prepaid expenses and other assets ..............................             18             (52)
         Accounts payable and accrued expenses ..........................         (2,304)            174
         Accrued payroll and vacation ...................................           (226)           (305)
         Other accrued liabilities ......................................            866            (150)
         Deferred lease income ..........................................            (14)            (15)
                                                                              ----------      ----------
Net cash provided by operating activities ...............................          1,153           4,531
                                                                              ----------      ----------

Cash flows from investing activities:
     Purchases of property, plant and equipment .........................            (16)           (827)
     Purchases of rental equipment ......................................           (141)           (428)
     Proceeds on sale of fixed assets ...................................              1              58
     Proceeds on sale of rental equipment ...............................          1,119           1,349
                                                                              ----------      ----------
Net cash provided by investing activities ...............................            963             152
                                                                              ----------      ----------

Cash flows from financing activities:
     Principal payments on capital leases ...............................            (31)            (27)
     Payments on short-term borrowings ..................................             --            (200)
     Short-term debt borrowings .........................................             --             141
     Related party short term loan ......................................          1,011              --
     Inventory floor plan financing .....................................         (2,737)         (1,064)
     Long term debt borrowings ..........................................             96             736
     Long term debt payments ............................................           (780)           (521)
     Convertible debt borrowings ........................................            289              --
     Payments on convertible debt .......................................             --          (3,889)
                                                                              ----------      ----------
Net cash used in financing activities ...................................         (2,152)         (4,824)
                                                                              ----------      ----------

Decrease in cash and cash equivalents ...................................            (36)           (141)
Cash and cash equivalents at beginning of period ........................             62           1,072
                                                                              ----------      ----------

Cash and cash equivalents at end of period ..............................     $       26      $      931
                                                                              ==========      ==========

Supplemental disclosures:
Interest paid ...........................................................     $      791      $    1,862
Income taxes paid .......................................................             10               6


Return of common stock pursuant to cancellation of consulting agreement .     $       --      $      642

Transfer of equipment inventory to the rental fleet .....................     $    3,720      $    4,087

Accrued interest converted to short-term note payable ...................     $    1,516              --

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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six month periods ended January 31, 2008 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2007 consolidated financial statements.

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

Liquidity and Going Concern

The Company has incurred a net loss from continuing operations of $4,711 for the six-month period ended January 31, 2008 compared to a loss of $6,721 for the comparable period in fiscal year 2007. During the fiscal year 2008 period, the Company experienced a weaker market and changes in product mix both of which contributed to lower sales levels. In addition, during the six-month period ended January 31, 2008, the Company expensed $541 in debt issuance costs and $1,195 in debt discount related to the convertible debt issued in June of 2005. This compares to $185 in debt issuance costs and $534 in debt discount amortized during the same period in fiscal year 2007. The Company generated positive cash flows from operations of $1,153 for the six-month period ended January 31, 2008 as compared to positive cash flows of $4,531 for the fiscal year 2007 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations and a declining construction equipment market.

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

The loss for the six-month period ended January 31, 2008 includes a gain of $250 related to the issuance of the 5% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC in accordance with the June 2007 default waiver discussed above.

Management is currently in discussions to refinance the debt and/or raise additional capital but there is no assurance it will succeed in these efforts. If management is not successful in obtaining alternative financing and/or additional capital, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. (See Note 13)

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility be enabling companies to report assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling interests in Consolidated Financial Statements--An Amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

3. EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options, warrants and convertible debt. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended January 31, 2008 and 2007 because the Company incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 23,668,400 shares as of January 31, 2008. As of January 31, 2008, potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 24,576,243 shares.

4. STOCK BASED COMPENSATION

The Company accounts for stock based compensation arrangements in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. As of July 31, 2007 and January 31, 2008, all options were fully vested and during the year ended July 31, 2007 and the six months ended January 31, 2008 and January 31, 2007, the Company did not grant any options to employees to purchase common stock. Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

5. INVENTORIES

Inventories consist of the following (`000's):
                                                      January 31,       July 31,
                                                          2008            2007
                                                       --------        --------
                                                      (Unaudited)
  Equipment (net of reserves of $1,804 and $1,835,
  respectively):
    New                                                $ 13,863        $ 20,685
    Used                                                  2,467           2,793
  Mining products                                           754             829
  Parts (net of reserves of $ 534
   and $ 453, respectively)                               3,703           4,269
                                                       --------        --------
                                                       $ 20,787        $ 28,576
                                                       ========        ========

6. FIXED ASSETS

Fixed assets consist of the following (`000's):
                                                      January  31,      July 31,
                                                          2008            2007
                                                      (Unaudited)
  Property, plant and equipment:
    Land                                                $ 1,277        $  1,277
    Buildings                                             1,205           1,205
       Machinery and equipment                            5,362           5,631
    Office furniture and fixtures                         1,661           1,660
    Computer hardware and software                        1,055           1,051
    Vehicles                                              1,214           1,247
    Leasehold improvements                                1,061           1,054
                                                       --------        --------
                                                         12,835          13,125
    Less: accumulated depreciation                       (7,801)         (7,422)
                                                       --------        --------
  Property, plant, and equipment (net)                 $  5,034        $  5,703
                                                       ========        ========

  Rental equipment fleet                               $  9,841        $  6,735
    Less: accumulated depreciation                       (1,732)         (1,064)
                                                       --------        --------
  Rental equipment (net)                               $  8,109        $  5,671
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

As of January 31, 2008 and July 31, 2007, fixed assets (net) includes property under capital leases in the amount of $568 and $408, respectively.

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

Convertible Debt
----------------

In June 2005, the Company closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. The Company allocated the proceeds to the debt and the warrants in accordance with EITF 98-5 and EITF 00-27. The lenders were also granted warrants to purchase approximately
8.1 million common shares of the Company at $1.75 per share. The value of these warrants is $2,920 and was recorded as debt discount to be amortized over the life of the related debt. The lenders also had the right to lend an additional $7.5 million to the Company (within 18 months of the date of the original debt, such right has expired as of January 31, 2007) under the same terms as the existing five year convertible debt with warrants to purchase 1,312,500 shares of common stock to be issued with this additional debt. The value of these rights is $441 and was also recorded a debt discount to be amortized over 18 months. In March 2006, the convertible debt agreement was modified whereby the conversion price was reduced from $2.00 per share to $1.75 per share related to certain conditions associated with selling the Company's Spokane and Clarkston locations. The value of this conversion price change was calculated to be $680 (based on a Black-Scholes model) and was recorded as debt discount to be amortized over the remaining life of the related debt. In connection with the convertible debt and the bridge loan (see below), the Company paid a $1,600 finders fee and 300,000 warrants to purchase common shares were issued, valued at $70. The finders fee and the warrants are recorded as debt issuance costs and are being amortized over the life of the related convertible debt.

The convertible debt agreement contains a provision whereby the holders of such debt obligations (after 36 months from the original issue date) may require the Company to redeem up to 50% of the outstanding principal balance of the debenture.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27, "Application of Issue No. 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to Certain Convertible Instruments". The Company also considered EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") which addresses financial instruments, such as stock purchase warrants, that are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. In June 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement. The Company has adopted EITF-00-19-2, "Accounting for Registration Payment Arrangements", which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". If the registration statement ceases to be continuously effective during the 5-year period in which the Company is required to maintain its effectiveness, the investors are entitled to "partial liquidated damages" in the form of cash, computed as 2 percent of the aggregate purchase price of the securities per month. Management believes that it is not probable that it will be required to remit any payments to the investors for failing to maintain effectiveness of the registration statement and therefore no liability has been recorded in the consolidated financial statements.

The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes (net of discount) as of January 31, 2008 is $19,674, all of which is short term. The amounts amortized to interest expense during the six months ended January 31, 2008 and January 31, 2007 were $1,190 and $262, respectively.

The Company used $23.0 million of the loan proceeds to repay and terminate its credit facility and forbearance agreement with GE Commercial Distribution Finance Corporation and $2.5 million to pay off the purchase note of Arizona Pacific Materials.

In January 2007 the Company was in technical default of the convertible debt agreement because of a late payment, which, under the terms of the agreement, would result in a penalty of 20% of the loan balance at the time of the default. The Company has recorded an expense of $3,866 in the second quarter of 2007 for this penalty. The Company negotiated an agreement with the convertible debt holders to have 50% of the penalty paid in cash and the remaining 50% of the penalty satisfied by a transfer of a 10% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC in lieu of the remaining $1,933 obligation. This resulted in a gain of $1,967 and a net penalty of $1,933. The carrying amount of the subsidiary's common stock sold was removed from the parent company's investment in subsidiary's common stock account and the difference between the carrying amount and current value of the consideration was recorded as a gain.

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

For the six -month period ended January 31, 2008, the Company recorded as a charge $1,190 for deferred debt issuance costs and $541 of debt issuance costs related to the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

With this technical default, the convertible debt becomes immediately due. Management is currently in discussions with the debt holders and is seeking to refinance the debt but there is no assurance they will succeed in these efforts. If management is not successful in obtaining alternative financing, the Company may have to sell off certain assets and the business may suffer.

In December of 2007, the Company executed a note payable with the convertible debt holders whereby payment of accrued interest as of December 27, 2007 in the amount of $1,516 which was deferred until June 1, 2008. The note carries an interest rate of LIBOR plus 5.25%.

  Notes Payable
  -------------

      Notes payable consists of the following: (000's)
                                                                                       January 31,                   July 31,
      Description                                                                          2008                        2007
      Note Payable to Investor dated March 30, 2001 due on
      demand and non-interest bearing                                                          50                          50

      Note payable to West Coast Bank dated March 15, 2005 in the amount of $
      795, due in monthly installments of $ 16 beginning May 15, 2005, expiring
      April 2010 including interest at 6.50% per annum secured by specific
      equipment in inventory                                                                  392                         471

      Note payable to Wells Fargo Construction Funding (formerly CIT Financial) dated beginning August 15, 2005 in the amount of $ 2,643, due in monthly installments of $ 31 beginning

      December 2005, expiring November 2010, including interest ranging from
      8.25% to 9.5% per annum secured by specific equipment in inventory                    1,176                       1,767

      Note Payable to various investors for accrued interest dated 12/21/07 in the amount of $ 1,516 due June 1, 2008, including interest at LIBOR plus
      5.25% per annum                                                                       1,516

      Notes payable to GMAC dated November 15, 2003 in the amount of $66 with payments of $1 per month including interest at 7.2% per annum, expiring
      January 2009                                                                             96                         110

      Total                                                                            $    3,230                  $    2,398
        Less current portion                                                               (2,254)                       (821)
      Total Long-Term Notes Payable                                                    $      976                  $    1,577

      Notes Payable - Related Parties
      -------------------------------

      On September 8, 2004, MRR II, The Rubin Family Irrevocable Stock Trust and certain other related parties loaned the Company $500 for the purchase of Arizona Pacific Materials, LLC. The interest rate on these notes is 6% with maturity dates between December 31, 2005 and 2008. These related parties received a total of 2,000,000 options to purchase the Company's stock at a price of $0.55 per share as part of the loan agreement. The options were valued at $292 and the cost is being amortized over the life of the loans. As of January 31, 2008 the balance of this loan was $295 (net of discount of $5). There were $200 in payments made towards these loans in fiscal year 2007. The remaining loan balance of $300 is in default and therefore is accruing interest at 18% per annum under the provisions of the note agreement.

      On September 27, 2006, Mr. Dean McLain loaned the Company $141. The interest on this note was 8.75%. The loan was paid with interest on March 28, 2007.

      In November 2007, a stockholder of the Company loaned the Company $500 at an interest rate of 12%. On December 27, 2007, an additional $500 was loaned to the Company with the same interest rate. The two loans (plus the accrued interest through December 27, 2007) were combined into one note in the amount of $ 1,011 due June 27, 2008. Interest on the note is 12% per annum.

      Future minimum payments under these noncancelable notes payable as of January 31, 2008, are as follows:

                                                                     Related
Twelve months ending        Notes      Convertible                    Party
January 31,                Payable        Debt        Flooring        Notes         Total
--------------------      --------      --------      --------      --------      --------
2009                      $  2,254      $ 19,674      $ 17,785      $  1,311      $ 41,024

2010                           500            --            --           500

2011                           273            --            --           273

2012                           144            --            --           144

2013                            59            --            --            59

Thereafter                      --            --            --            --            --
                          --------      --------      --------      --------      --------
Total annual payments        3,230        19,674        17,785         1,311        42,000

Less current portion        (2,254)      (19,674)      (17,785)       (1,311)      (41,024)
                          --------      --------      --------      --------      --------
Long-term portion         $    976      $     --      $     --      $     --      $    976
                          ========      ========      ========      ========      ========

8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $484 and $483 for the three months ended January 31, 2008 and 2007, respectively. Total rent expense under all operating leases aggregated $ 808 and $1054 for the six months ended January 31, 2008 and 2007, respectively.

Future minimum lease payments under all noncancelable leases as of January 31, 2008, are as follows (`000's):

                                                       Capital       Operating
  Twelve months ending January 31,                     leases         leases

  2009                                                     135         1,821
  2010                                                     135         1,809
  2011                                                     135         1,560
  2012                                                     135         1,236
  2013                                                     132         1,033
  Thereafter                                               375         6,251
                                                      --------      --------
  Total annual lease payments                         $  1,047      $ 13,710
                                                      ========      ========
  Less amount representing interest
    at a rate of 6.5%                                     (312)
                                                      --------
  Present value of minimum lease payments                  735
  Less current portion                                     (67)
                                                      --------
  Long-term portion                                   $    668
                                                      ========

Purchase Commitments
--------------------

The Company issued purchase orders to Case Corporation for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of January 31, 2008, such purchase commitments totaled $ 4,383.

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

9. PRODUCT INFORMATION

Revenue and gross profit from continuing operations by product categories are summarized as follows (`000's):

Business product category      Three Months Ended           Six Months Ended
     Net Revenues                   January 31,                January 31,
                                2008         2007           2008         2007
                              -------      -------        -------      -------
     Equipment Sales          $12,106      $18,459        $23,870      $33,647

     Equipment Rental           1,345        1,132          2,717        2,842

     Mining Sales                 891          869          1,764        1,300

     Product Support            4,452        5,448          9,976       11,730
                              -------      -------        -------      -------
     Total                    $18,794      $25,908        $38,327      $49,519
                              =======      =======        =======      =======

Business product category      Three Months Ended           Six Months Ended
     Gross Margin                   January 31,                 January 31,
                                2008         2007           2008         2007
                              -------      -------        -------      -------
     Equipment Sales          $   370      $   662        $   677      $ 1,694

     Equipment Rental             141          169            469          549

     Mining Sales                 150           48            341         (280)

     Product Support              900          992          2,175        2,568
                              -------      -------        -------      -------
     Total                    $ 1,561      $ 1,871        $ 3,662      $ 4,531

10. SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (`000's).

                                                 Western Power &   Arizona Pacific
                                                  Equipment Corp   Materials, LLC        Total
  For the Three Months Ended January 31, 2008
  Net revenues                                      $ 17,903          $    891          $ 18,794
                                                    ========          ========          ========
  Loss from continuing operations                   $ (1,123)         $   (728)         $ (1,851)
                                                    ========          ========          ========
  Net loss                                          $ (1,123)         $   (728)         $ (1,851)
                                                    ========          ========          ========
  Capital expenditures                              $    101          $     24          $    125
                                                    ========          ========          ========

  For the Three Months Ended January 31, 2007
  Net revenues                                      $ 25,039          $    869          $ 25,908
                                                    ========          ========          ========
  Loss from continuing operations                   $ (5,395)         $   (276)         $ (5,671)
                                                    ========          ========          ========
  Net loss                                          $ (5,361)         $   (491)         $ (5,852)
                                                    ========          ========          ========
  Capital expenditures                              $    143          $    211          $    689
                                                    ========          ========          ========


  For the Six Months Ended January 31, 2008
  Net revenues                                      $ 36,563          $  1,764          $ 38,327
                                                    ========          ========          ========
  Loss from continuing operations                   $ (3,379)         $ (1,332)         $ (4,711)
                                                    ========          ========          ========
  Net loss                                          $ (3,379)         $ (1,332)         $ (4,711)
                                                    ========          ========          ========
  Capital expenditures                              $    133          $     24          $    157
                                                    ========          ========          ========
  Total identifiable assets at January 31, 2008     $ 34,338          $  4,121          $ 38,459
                                                    ========          ========          ========

  For the Six Months Ended January 31, 2007
  Net revenues                                      $ 48,219          $  1,300          $ 49,519
                                                    ========          ========          ========
  Loss from continuing operations                   $ (5,489)         $ (1,232)         $ (6,721)
                                                    ========          ========          ========
  Net loss                                          $ (5,041)         $ (1,580)         $ (6,621)
                                                    ========          ========          ========
  Capital expenditures                              $    547          $    708          $  1,255
                                                    ========          ========          ========
  Total identifiable assets at January 31, 2007     $ 51,489          $  5,808          $ 57,297
                                                    ========          ========          ========

11. CONCENTRATION OF CREDIT RISK

Approximately 41% and 49% of the Company's net sales for the three month periods ended January 31, 2008 and January 31, 2007, respectively, resulted from sales, rental, and servicing of products manufactured by Case. Approximately 42% and 49% of the Company's net sales for the six month periods ended January 31, 2008 and January 31, 2007, respectively, resulted from sales, rental, and servicing of products manufactured by Case.

12. DISCONTINUED OPERATIONS

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold or closed in fiscal year 2007. There were no operations discontinued in the six months ended January 31, 2008.

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

The following table presents selected financial data for the discontinued operations of the Company's business (in thousands of dollars):

                                         Three Months Ended     Six Months Ended
                                          January 31, 2007      January 31, 2007

Revenue from discontinued operations         $    3,176            $   8,922

Gross profit from discontinued operations    $      133            $     744

SG & A from discontinued Operations          $      314            $     644

Income from discontinued operations          $     (181)           $     100

Gain on disposal                             $      --             $     --


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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties and interest as of or during the six months ended January 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant construction activity in the Phoenix area, especially in Pinal County, where the mining operation is located. Although the level of construction starts in the Phoenix area has slowed in the last year, the Company believes the area is still one of the top growth areas in the United States. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized. Based upon a 2004 study, our Phoenix location had approximately 39,000,000 tons of proven reserves and an additional 38,000,000 tons of indicated reserves of high grade basalt available to be processed to meet the future demands of the Phoenix market.

RESULTS OF OPERATIONS

Consolidated results

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):

Consolidated - continuing        Three Months Ended  Three Months Ended   Increase   Six Months Ended  Six Months Ended   Increase
operations (in 000's)             January 31, 2008    January 31, 2007   (Decrease)  January 31, 2008  January 31, 2007  (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Revenue                              $  18,794           $  25,908       $  (7,114)       $  38,327        $  49,519     $ (11,192)
------------------------------- -------------------- ------------------ ------------ ----------------- ---------------- ------------
Gross profit                         $   1,561           $   1,871       $    (310)       $   3,662        $   4,531     $    (869)
------------------------------- -------------------- ------------------ ------------ ----------------- ---------------- ------------
SG&A                                 $   2,448           $   2,219       $     229        $   5,223        $   4,794     $     429
------------------------------- -------------------- ------------------ ------------ ----------------- ---------------- ------------
Operating (loss) income              $    (887)          $    (348)      $    (539)       $  (1,561)       $    (263)    $  (1,298)
------------------------------- -------------------- ------------------ ------------ ----------------- ---------------- ------------
Loss from continuing operations      $  (1,851)          $  (5,671)      $  (3,820)       $  (4,711)       $  (6,721)    $  (2,010)
------------------------------------------------------------------------------------------------------------------------------------

The Three and Six Months ended January 31, 2008 compared to the Three and Six
-----------------------------------------------------------------------------
Months ended January 31, 2007.
------------------------------

REVENUES

Revenues from continuing operations for the three-month period ended January 31, 2008 decreased by $7,114 or 27.5% over the comparative three-month period ended January 31, 2007. For the three-month period ended January 31, 2008 equipment sales and rentals decreased by $6,140 and product sales decreased by $996 while mining sales increased by $22. Sales in all of our locations have declined in the second quarter as compared to the prior year's second quarter, with the exception of our Buena Park, California location, which had an increase of $1,595 as a result of several large sweeper sales to municipalities. Governmental sales, which can change dramatically based upon budget cycles, comprise a significant amount of the sales in our Buena Park location. Our construction equipment sales have also been reduced as a result of significant declines over the past year in the residential construction market as the economy softens. This has resulted in declining equipment sales throughout the construction equipment industry. Through this we have been able to retain our relative market share. With our current cash flow and with the economy softening, credit limitations have made it more difficult to obtain inventory. The decline in the number of branches has also affected the Company's ability to transfer specific inventory to other market areas.

Mining sales from our subsidiary in Phoenix, Arizona increased $22 or 2.5% over the prior year's comparative three-month period indicating a continued demand for basalt production and sales of crushed aggregates for road, housing and related construction in the area southeast of Phoenix.

Revenues from continuing operations for the six-month period ended January 31, 2008 decreased by $11,192 or 22.6% over the comparative six-month period ended January 31, 2007. Equipment sales and rentals decreased by $9,902 and product sales decreased by $1,754 while mining sales increased by $464. Excavators, wheel loaders and backhoes sales declined by $10,904 compared to the prior year's comparative six-month period. Sweeper sales increased by $2,785 over the same comparative six-month period. Sales in all of our locations have declined in the first six months as compared to the prior year's first six months, with the exception of our Buena Park, California location, which had an increase of $3,471 as a result of several large sweeper sales to municipalities. With the softening of the economy over the past two years, equipment sales for the Company, as well as the industry, have decreased, especially in the residential construction market, and through this we have been able to retain our relative market share. With our current cash flow and with the economic softening, credit terms have become more difficult to obtain inventory. The decline in the number of branches has also affected the Company's ability to transfer specific inventory to a larger market area. We expect this trend to continue in the near future.

Mining sales from our subsidiary in Phoenix, Arizona increased $464 or 35.7% over the prior year's comparative six-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix. Most of this increase occurred in the first quarter of fiscal 2008. Our subsidiary is also experiencing more demand for rip rap (larger sized rock used in support for topography stabilizing and ballast for train and light rail construction).

GROSS MARGIN

The Company's gross profit margin of 8.3% for the three-month period ended January 31, 2008 was higher than the prior year's comparative period margin of 7.2%. During the prior year's quarter, the Company made several large used equipment sales with lower than average margin which affected overall margin on equipment sales for that quarter. The second quarter ending January 31, 2008 has no such auction sales. In addition, gross margin was enhanced, in comparison to the prior years second quarter, by product mix as the most significant equipment sales declines occurred in excavators and wheel loaders which typically maintain lower margins, thus increasing the overall margin percent. Production capacity has increased at the mining facility, which we believe has assisted in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which enables us to process multiple products more efficiently.

The Company's gross profit margin of 9.6% for the six-month period ended January 31, 2008 was slightly higher than the prior year's comparative period margin of 9.2%. During the six months ending January 31, 2007, the Company made several used equipment sales at sales prices below cost through auctions. These auction sales consisted of severely aged equipment that the Company is no longer the manufacturers' representative for and resulted in a loss of approximately $200. No such sales occurred in the six-months ending January 31, 2008. Production capacity has increased at the mining facility, which we believe has assisted in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which enables us to process multiple products more efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended January 31, 2008, selling, general, and administrative ("SG&A") expenses from continuing operations were only slightly higher by $229 compared to the prior year's comparative second quarter. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales. With the efforts related to refinancing, the Company is also incurring additional expenses related to legal and accounting fees.

For the six-month period ended January 31, 2008, selling, general, and administrative ("SG&A") expenses from continuing operations were higher by $429 compared to the prior year's comparative six-month period. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales. The Company prepaid $100 in fiscal 2007 and $110 in the first quarter of fiscal year 2008 in bank fees related to potential re-financing with a bank. The financing arrangement did not materialize and these loan fees were expensed in the first quarter of fiscal year 2008. . With the efforts related to refinancing, the Company is also incurring additional expenses related to legal and accounting fees.

OPERATING INCOME

The Company had an operating loss for the three months ended January 31, 2008 of $887 compared to operating loss of $348 for the three months ended January 31, 2007, reflecting the additional costs related to our refinancing activities. Although higher production capacity of our mining facility in Phoenix, Arizona has benefited our production cost per ton, the higher sales levels and production activities continue to adversely affect operating income as additional fixed costs are incurred, such as depreciation and repairs.

The Company had an operating loss for the six-months ended January 31, 2008 of $1,561 compared to operating loss of $263 for the six-months ended January 31, 2007, reflecting the decrease in sales, which in turn affects the Company's ability to cover fixed expenses, such as rent and non sales related expenses such as administrative payroll. The Company's efforts to refinance its operations have also increased legal and accounting fees.

INTEREST EXPENSE

Interest expense for the three months ended January 31, 2008 of $990 was down from $1,308 in the prior year's comparative period. Included in prior year's interest expense is $232 in debt discount amortization and $93 in debt issuance cost amortization. The three-months ending January 31, 2008 had no such costs. The Company is in technical default of their convertible debt agreement (see
Note 7), causing the debt to become immediately due. As a result the Company expensed the remainder of the debt discount (related to warrants issued with the convertible debt transaction in June 2005) and deferred debt issuance costs during the quarter ended October 31, 2007.

Interest expense for the six-months ended January 31, 2008 of $3,445 was up from $2,578 in the prior year's comparative period. The Company is in technical default of their convertible debt agreement (see Note 7), causing the debt to become immediately due. As a result the Company expensed the remainder of the debt discount (related to warrants issued with the convertible debt transaction in June 2005) and deferred debt issuance costs during the six-months ended January 31, 2008. The Company amortized $1,190 of debt discount and $541 in debt issuance costs as a result of expensing the debt related costs. Amortization of these expenses amounted to $497 in debt discount amortization and $250 in debt issuance cost amortization during the six-months ended January 31, 2007.

NET LOSS

The Company had a net loss from continuing operations for the quarter ended January 31, 2008 of $1,837 compared with a net loss of $5,653 for the prior year's comparative quarter. In addition to the discussions above, the Company recorded a $3,900 penalty as a result of a technical default of their convertible debt agreement (see Note 7).

The Company had a net loss from continuing operations for the six-months ended January 31, 2008 of $4,711 compared with a net loss of $6,721 for the prior year's comparative quarter. . In addition to the discussions above, the Company recorded a $3,900 penalty as a result of a technical default of their convertible debt agreement (see Note 7).

Discontinued Operations

The following table presents unaudited selected financial data for the discontinued operations of our business (in thousands of dollars):


                                          Three Months Ended   Six Months Ended
                                           January 31, 2007    January 31, 2007
                                         -------------------- ------------------
Revenue from discontinued operations           $   3,176          $   8,922

Gross Profit from discontinued
operations                                     $     132          $     744

SG&A from discontinued
Operations                                     $     314          $     644

Income from discontinued operations            $    (181)         $     100

Gain on disposal                               $     --           $     --

We classify closed or sold branch locatns in discontinued operations when the operations and cash flows of the location have been eliminated from ongoing operations and when we will not have any significant continuing involvement in the operation of the branch after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open branch locations and estimates of sales migration from the closed or sold branch to any branch locations remaining open. The estimated sales migration is primarily based on our continued level of involvement as a Case dealer once the branch location is sold or closed and whether there is continued active solicitation of sales in that market. For purposes of reporting the operations of branch locations meeting the criteria of discontinued operations, we report net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those branch locations as discontinued operations. Certain corporate level charges, such as general office expenses and interest expense are not allocated to discontinued operations because we believe that these expenses are not specific to the branch location's operations.

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

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the conversion price in the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also had the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt, which has expired as of January 31, 2007) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of January 31, 2008 is $19,674 (net of discount of $0) all of which is short term.

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

For the six- month period ended January 31, 2008, the Company recorded as a charge $1,190 for deferred debt discount costs and $541 of debt issuance costs as a result of the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

In December of 2007, the Company executed a note payable with the convertible debt holders whereby payment of accrued interest as of December 27, 2007 in the amount of $1,516 which was deferred until June 1, 2008. The note carries an interest rate of LIBOR plus 5.25%.

With this technical default, the convertible debt becomes due immediately due. Management is currently in discussions with the debt holders to re-negotiate the convertible debt terms and is seeking to refinance the debt and/or raise additional capital but there is no assurance they will succeed in these efforts. If management is not successful in obtaining alternative financing and/or additional capital, the Company may have to sell off certain assets or the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern.

CASH FLOW FROM OPERATING ACTIVITIES

During the six-month period ended January 31, 2008 we had positive cash flows from operating activities of $1,153. Our cash flow from operating activities consisted primarily of a reduction of inventory of $3,320, depreciation of $1,887 and the amortization of debt discount and deferred debt issuance costs of $1,736. These were offset by the use of funds to decrease accounts payable by $2,304. We continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. As we sell inventory, the proceeds are used to manage our accounts payable in an effort to maintain good relations with our vendors. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets, particularly in our rental fleet. In prior years, we had focused less on our rental fleet inventory levels (allowing inventory levels to decline). We focus on the utilization of the rental fleet and continue to sell older equipment with less utilization and replace, as needed, with newer equipment where there is demand. During the six months ended January 31, 2008 and 2007, we generated approximately $1,100 and $1,300, respectively, from such sales. As interest rates rise, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We decreased our floor plan financing by $2,737 and paid $780 against our long term debt balances during the six-month period ended January 31, 2008. Sales and collections of accounts receivable continue to be our major source for the payment of long-term debt. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales.

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

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $26 as of January 31, 2008. As a result of the accelerated due date of the convertible debt, the Company will be required to obtain alternate third party financing to support its current operations and to meet the accelerated convertible debt pay-off. There can be no assurance that the Company can obtain such third party financing. We are actively exploring avenues that will generate both short-term and long-term financing sources, as well as the generation of additional equity capital.

OTHER

As of January 31, 2008, the Company had outstanding convertible instruments, options and warrants convertible into 23,668,400 shares of common stock, which could potentially dilute earnings per share.

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

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements". SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility be enabling companies to report assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling interests in Consolidated Financial Statements--An Amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 59% and 58% of our net sales for the three and six-month periods ended January 31, 2008 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 52% and 51% for the three and six-month periods ended January 31, 2007. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the six- month period ended January 31, 2008. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

The generally soft economic conditions in the equipment market, particularly in the northwest, have contributed to a decline in equipment sales in the past few years. A further softening in the industry could severely affect our sales and profitability. Market specific factors could also adversely affect one or more of our target markets and/or products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At January 31, 2008, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $41 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.41 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three and six months ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
--------------------------------------------

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
                                       27

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

          As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383 during fiscal year 2007. For the six-month period ended January 31, 2008, the Company recorded as a charge $1,190 for deferred debt issuance costs and $541 of debt issuance costs as a result of the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

          In December 2007, the Company executed a note payable for the accrued interest owed to the convertible debt holds in the amount of $1,516 due December 31, 2008.

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


WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY

March 24, 2008

          By: /s/ Mark J. Wright
              -----------------------
              Mark J. Wright
              Vice President of Finance and
              Chief Financial Officer