Form 10-Q
period 2008-04-30
WESTERN POWER & EQUIPMENT CORP
filed 2008-06-16
CIK 939729

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2008
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

                             YES [_]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12B-2 of the Securities and Exchange Act of 1934. (Check one)

Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [_]

Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities and Exchange Act of 1934).

                             YES [_]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 16, 2008.

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

================================================================================

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------
      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                April 30, 2008 (Unaudited) and July 31, 2007...................3

               Condensed Consolidated Statements of Operations (Unaudited)
                three months ended April 30, 2008 and April 30, 2007...........4

               Condensed Consolidated Statements of Operations (Unaudited)
                nine months ended April 30, 2008 and April 30, 2007............5

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               nine months ended April 30, 2008 and April 30, 2007...........6-7

               Notes to Condensed Consolidated Financial Statements
                (Unaudited).................................................8-17

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............18-26

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....27

      Item 4.  Controls and Procedures........................................27

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................28

      Item 1A. Risk Factors...................................................28

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....28

      Item 3.  Defaults Upon Senior Securities................................28

      Item 4.  Submission of Matters to a Vote of Security Holders............28

      Item 5.  Other Information..............................................28

      Item 6.  Exhibits....................................................28-29

SIGNATURES....................................................................30

ITEM 1.  FINANCIAL STATEMENTS

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  April 30,       July 31,
                                                                                    2008            2007
                                                                                 ----------      ----------
                                                                                 (Unaudited)
                ASSETS
                ------
  Current assets:
       Cash and cash equivalents ...........................................     $      277      $       62
       Accounts receivable (net) ...........................................          3,803           4,886
       Inventories - net ...................................................         18,740          28,576
       Prepaid expenses ....................................................            104             150
                                                                                 ----------      ----------
              Total current assets .........................................         22,924          33,674
                                                                                 ----------      ----------
  Fixed assets:
       Property, plant and equipment (net) .................................          4,738           5,703
       Rental equipment fleet (net) ........................................          7,411           5,671
                                                                                 ----------      ----------
              Total fixed assets ...........................................         12,149          11,374
                                                                                 ----------      ----------
  Other assets
       Security Deposits ...................................................            430             465
       Deferred debt issuance costs ........................................             --             541
                                                                                 ----------      ----------
           Total other assets ..............................................            430           1,006
                                                                                 ----------      ----------

  Total assets .............................................................     $   35,503      $   46,054
                                                                                 ==========      ==========

                LIABILITIES & STOCKHOLDERS' EQUITY
                ----------------------------------
  Current liabilities:
       Borrowings under floor plan financing ...............................     $   16,919          20,521
       Convertible debt, net of discount of $ 0 and $ 1,190 ................         19,674          18,193
       Notes payable-related parties, net of discount of $ 3 and $ 10 ......          1,307             290
       Notes payable .......................................................          2,162             821
       Accounts payable ....................................................          5,313           8,149
       Accrued payroll and vacation ........................................            849           1,032
       Other accrued liabilities ...........................................          1,911           2,156
       Capital lease obligation ............................................             69              64
                                                                                 ----------      ----------
           Total current liabilities .......................................         48,204          51,226
                                                                                 ----------      ----------
  Long-term liabilities
       Notes Payable .......................................................            847           1,577
       Deferred lease income ...............................................            186             206
       Capital lease obligation ............................................            649             702
                                                                                 ----------      ----------
        Total long-term liabilities ........................................          1,682           2,485
                                                                                 ----------      ----------
  Total liabilities ........................................................         49,886          53,711
                                                                                 ----------      ----------
  Stockholders' deficiency:
       Preferred stock-10,000,000 shares authorized;
         none issued and outstanding .......................................             --              --
       Common stock-$.001 par value; 50,000,000 shares
         authorized; 11,360,300 issued and 11,230,000 outstanding as of
         April 30, 2008 and July 31, 2007, respectively ....................             11              11
       Additional paid-in capital ..........................................         23,431          23,431
       Accumulated deficit .................................................        (36,981)        (30,255)
       Less common stock in treasury, at cost (130,300 shares) .............           (844)           (844)
                                                                                 ----------      ----------
           Total stockholders' deficiency ..................................        (14,383)         (7,657)
                                                                                 ----------      ----------
  Total liabilities and stockholders' deficiency ...........................     $   35,503      $   46,054
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

                                                                                     Three Months Ended
                                                                                          April 30,
                                                                                 --------------------------
                                                                                    2008            2007
                                                                                 ----------      ----------
  Net revenues ...............................................................   $   15,736      $   23,257

  Cost of revenues (includes depreciation of
     $315 and $566, respectively) ............................................       14,436          22,596
                                                                                 ----------      ----------

  Gross profit ...............................................................        1,300             661

  Selling, general and administrative expenses ...............................        2,518           2,460
                                                                                 ----------      ----------

  Operating loss .............................................................       (1,218)         (1,799)
                                                                                 ----------      ----------
  Other income (expense):
       Interest expense ......................................................         (806)         (1,757)
       Gain on settlement of penalty .........................................           --           1,967
       Other income ..........................................................           24             113
                                                                                 ----------      ----------

  Loss before income tax provision ...........................................       (2,000)         (1,476)

  Income tax provision .......................................................           14             892
                                                                                 ----------      ----------

  Loss from continuing operations ............................................       (2,014)         (2,368)

  Income from discontinued operations ........................................           --             348
                                                                                 ----------      ----------

  Net loss ...................................................................   $   (2,014)     $   (2,020)
                                                                                 ==========      ==========
  Basic and diluted loss per common share
                Continuing operations ........................................   $    (0.18)     $    (0.21)

       Discontinued operations ...............................................           --            0.03
                                                                                 ----------      ----------

       Net loss per share ....................................................   $    (0.18)     $    (0.18)
                                                                                 ==========      ==========

  Weighted average outstanding common shares for basic and
       diluted  net loss per common share ....................................       11,230          11,230
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

                                                                                     Nine Months Ended
                                                                                          April 30,
                                                                                 --------------------------
                                                                                    2008            2007
                                                                                 ----------      ----------
  Net revenues ...............................................................   $   54,063      $   72,776

  Cost of revenues (includes depreciation of
     $1,701 and $ 2,584, respectively) .......................................       49,101          67,585
                                                                                 ----------      ----------

  Gross profit ...............................................................        4,962           5,191

  Selling, general and administrative expenses ...............................        7,741           7,253
                                                                                 ----------      ----------

  Operating loss .............................................................       (2,779)         (2,062)
                                                                                 ----------      ----------

  Other income (expense):
       Interest expense ......................................................       (4,251)         (4,302)
       Convertible debt penalty (net) ........................................           --          (1,933)
       Gain on settlement of penalty .........................................          250              --
       Other income ..........................................................           95             132
                                                                                 ----------      ----------

  Loss before income tax provision ...........................................       (6,685)         (8,165)

  Income tax provision .......................................................           41             924
                                                                                 ----------      ----------

  Loss from continuing operations ............................................       (6,726)         (9,089)

  Income from discontinued operations ........................................           --             448
                                                                                 ----------      ----------

  Net loss ...................................................................   $   (6,726)     $   (8,641)
                                                                                 ==========      ==========

  Basic and diluted loss per common share
                Continuing operations ........................................   $    (0.60)     $    (0.81)

       Discontinued operations ...............................................           --            0.04
                                                                                 ----------      ----------

       Net loss per share ....................................................   $    (0.60)     $    (0.77)
                                                                                 ==========      ==========

  Weighted average outstanding common shares for basic and
       diluted  net loss per common share ....................................       11,230          11,230
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

                  WESTERN POWER & EQUIPMENT CORP. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                         April 30,
                                                                                 --------------------------
                                                                                    2008            2007
                                                                                 ----------      ----------
  Cash flows from operating activities:
       Net loss ............................................................     $   (6,726)     $   (8,641)

  Adjustments to reconcile net loss from operations to
  net cash provided by operating activities:
       Depreciation ........................................................          2,426           3,979
       Bad debts ...........................................................             10             117
       Amortization of debt discount .......................................          1,197           1,106
       Gain on sale of fixed assets and rental equipment ...................           (239)           (257)
       Deferred income taxes ...............................................             --             878
       Gain on convertible debt penalty settlement .........................           (250)             --
       Amortization of debt issuance costs .................................            541             432
       Convertible debt penalty ............................................             --           1,933
       Changes in assets and liabilities:
           Accounts receivable .............................................          1,073           3,084
           Inventories .....................................................          5,599              88
           Prepaid expenses and other assets ...............................             81            (126)
           Accounts payable and accrued expenses ...........................         (2,836)          1,193
           Accrued payroll and vacation ....................................           (183)           (237)
           Other accrued liabilities .......................................          1,521             597
           Deferred lease income ...........................................            (21)            (21)
                                                                                 ----------      ----------
  Net cash provided by operating activities ................................          2,193           4,125
                                                                                 ----------      ----------

  Cash flows from investing activities:
       Purchases of property, plant and equipment ..........................            (43)           (961)
       Purchases of rental equipment .......................................           (342)         (2,184)
       Proceeds on sale of fixed assets ....................................              2              86
       Proceeds on sale of rental equipment ................................          1,659           2,497
                                                                                 ----------      ----------
  Net cash provided by (used in) investing activities ......................          1,276            (562)
                                                                                 ----------      ----------

  Cash flows from financing activities:
       Principal payments on capital leases ................................            (48)            (29)
       Payments on short-term borrowings ...................................             --            (341)
       Short-term debt borrowings ..........................................             --             141
       Related party short term loan .......................................          1,011              --
       Inventory floor plan financing ......................................         (3,602)            737
       Long term debt borrowings ...........................................             95             736
       Long term debt payments .............................................         (1,000)           (758)
       Cancellation of convertible debt payment ............................            290              --
       Payments on convertible debt ........................................             --          (4,489)
                                                                                 ----------      ----------
  Net cash used in financing activities ....................................         (3,254)         (4,003)
                                                                                 ----------      ----------

  Increase (decrease) in cash and cash equivalents .........................            215            (440)
  Cash and cash equivalents at beginning of period .........................             62           1,072
                                                                                 ----------      ----------

  Cash and cash equivalents at end of period ...............................     $      277      $      632
                                                                                 ==========      ==========
  Supplemental disclosures:
  Interest paid ............................................................     $      916      $    2,285
  Income taxes paid ........................................................             10              --


  Return of common stock pursuant to cancellation of consulting agreement ..     $       --      $      642

  Transfer of equipment inventory to the rental fleet ......................     $    3,355      $    4,265

  Accrued interest converted to short-term note payable ....................     $    1,516              --













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

The accompanying condensed consolidated financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine month periods ended April 30, 2008 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the July 31, 2007 consolidated financial statements.

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

Liquidity and Going Concern

The Company has incurred a loss from continuing operations of $6,726 for the nine-month period ended April 30, 2008 compared to a loss of $9,089 for the comparable period in fiscal year 2007. During the fiscal year 2008 period, the Company's markets slowed resulting in lower sales. Changes in product mix also contributed to lower sales levels. In addition, during the nine-month period ended April 30, 2008, the Company expensed $541 in debt issuance costs and $1,197 in debt discount related to the convertible debt issued in June of 2005. This compares to $432 in debt issuance costs and $1,106 in debt discount amortized during the same period in fiscal year 2007. The Company generated positive cash flows from operations of $2,193 for the nine-month period ended April 30, 2008 as compared to positive cash flows of $4,125 for the fiscal year 2007 comparative period. A significant amount of resources continue to be used to fund losses of the mining operations and a declining construction equipment market.

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

The loss for the nine-month period ended April 30, 2008 includes a gain of $250 related to the issuance of the 5% ownership interest in the Company's subsidiary, Arizona Pacific Materials, LLC in accordance with the June 2007 default waiver discussed above.

Due to the default, the convertible debt becomes due immediately due. The current convertible debt holders are demanding repayment of the convertible debt. The Company has a net negative working capital and does not have the resources to repay the convertible debt. The Company is in discussions with the convertible debt holders on ways to repay or restructure the debt, including potential asset sales. The Company is also currently discussing with third parties alternatives to refinance the debt and/or raise additional capital. There is no assurance the Company will succeed in any of these efforts. If management is not successful in restructuring the convertible debt or obtaining alternative financing and/or additional capital, the Company may have to sell off some or all of its assets and the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) will be effective for the Company beginning August 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company does not expect the adoption of the new standard to have a material impact on the Company's consolidated financial position or results of operations. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning August 1, 2009. The Company does not expect these remaining aspects to have a material impact on the Company's financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position or results of operations.

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN48"), on August 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties and interest as of or during the nine months ended April 30, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

3.     EARNINGS OR LOSS PER SHARE

Basic net income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options, warrants and convertible debt. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended April 30, 2008 and 2007 because the Company incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 24,700,086 shares as of April 30, 2008. As of April 30, 2007, potentially dilutive securities consisted of outstanding stock options, warrants and convertible debt to acquire 24,233,386 shares.

4.     STOCK BASED COMPENSATION

The Company accounts for stock based compensation arrangements in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. As of July 31, 2007 and April 30, 2008, all options were fully vested and during the year ended July 31, 2007 and the nine months ended April 30, 2008 and April 30, 2007, the Company did not grant any options to employees to purchase common stock. Accordingly, no additional compensation charge was recorded and therefore there was no impact on the consolidated financial statements.

5.     INVENTORIES

Inventories consist of the following (`000's):

                                                 April 30,       July 31,
                                                   2008           2007
                                                ----------     ----------
                                                (Unaudited)
       Equipment (net of reserves of
        $ 1,755 and $ 1,835, respectively):
         New                                    $   13,006     $   20,685
         Used                                        1,772          2,793
       Mining products                                 710            829
       Parts (net of reserves of $ 631
        and $ 453, respectively)                     3,252          4,269
                                                ----------     ----------
                                                $   18,740     $   28,576
                                                ==========     ==========


6.     FIXED ASSETS

Fixed assets consist of the following (`000's):

                                                 April  30,     July 31,
                                                   2008           2007
                                                ----------     ----------
                                                (Unaudited)
        Property, plant and equipment:
          Land                                  $    1,277     $    1,277
          Buildings                                  1,205          1,205
             Machinery and equipment                 5,180          5,631
          Office furniture and fixtures              1,661          1,660
          Computer hardware and software             1,055          1,051
          Vehicles                                   1,214          1,247
          Leasehold improvements                     1,061          1,054
                                                ----------     ----------
                                                    12,653         13,125
          Less: accumulated depreciation            (7,915)        (7,422)
                                                ----------     ----------
        Property, plant, and equipment (net)    $    4,738     $    5,703
                                                ==========     ==========

        Rental equipment fleet                  $    9,193     $    6,735
          Less: accumulated depreciation            (1,782)        (1,064)
                                                ----------     ----------
        Rental equipment (net)                  $    7,411     $    5,671
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

As of April 30, 2008 and July 31, 2007, fixed assets (net) includes property under capital leases in the amount of

$373 and $408, respectively.

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

The Company began making monthly principal payments in December 2005. The balance of the unpaid principal on the convertible notes as of April 30, 2008 is $19,674, all of which is short term. The amounts of debt discount amortized to interest expense during the nine months ended April 30, 2008 and April 30, 2007 were $1,197 and

$1,106, respectively. Debt discount amortization during the three months ended April 30, 2008 and April 30, 2007 were $0-0 and $572, respectively..

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

For the nine -month period ended April 30, 2008, the Company recorded as a charge $1,197 for deferred debt discount costs and $541 of debt issuance costs related to the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

In December of 2007, the Company executed a note payable with the convertible debt holders whereby payment of accrued interest as of December 27, 2007 in the amount of $1,516 was deferred until June 1, 2008. The note carries an interest rate of LIBOR plus 5.25%. The Company is currently in default of this note and such default is being addressed as part of the discussions with the debt holders.

Due to the above described defaults, the convertible debt plus interest becomes due immediately due. The current convertible debt holders are demanding repayment of the convertible debt. The Company has a net negative working capital and does not have the resources to repay the convertible debt. The Company is in discussions with the convertible debt holders on ways to repay or restructure the debt, including potential asset sales. The Company is also currently discussing with third parties alternatives to refinance the debt and/or raise additional capital. There is no assurance the Company will succeed in any of these efforts. If management is not successful in restructuring the convertible debt or obtaining alternative financing and/or additional capital, the Company may have to sell off some or all of its assets and the Company's operations may not be able to continue.

  Notes Payable
  -------------

      Notes payable consists of the following: (000's)
                                                                                    April 30,        July 31,
      Description                                                                      2008            2007
                                                                                    ----------      ----------
      Note Payable to Investor dated March 30, 2001 due on
      demand and non-interest bearing                                                       50              50

      Note payable to West Coast Bank dated March 15, 2005 in the amount of $
      795, due in monthly installments of $ 16 beginning May 15, 2005, expiring
      April 2010 including interest at 6.50% per annum secured by specific equipment
       in inventory                                                                        352             471

      Note payable to Wells Fargo Construction Funding (formerly CIT Financial)
       dated beginning August 15, 2005 in the amount
      of $ 2,643, due in monthly installments of $ 31 beginning December 2005, expiring November 2010, including interest ranging from 8.25% to 9.5% per annum secured by specific
      equipment in inventory                                                             1,003           1,767

      Note Payable to various investors for accrued interest dated 12/21/07 in the amount of $ 1,516 due June 1, 2008, including
      interest at LIBOR plus 5.25% per annum                                             1,516

      Notes payable to GMAC dated November 15, 2003 in the amount of $66 with payments of $1 per month including
      interest at 7.2% per annum, expiring January 2009                                     88             110
                                                                                    ----------      ----------

       Total                                                                        $    3,009      $    2,398
         Less current portion                                                           (2,162)           (821)
                                                                                    ----------      ----------
       Total Long-Term Notes Payable                                                $      847      $    1,577
                                                                                    ==========      ==========

      Notes Payable - Related Parties
      -------------------------------

      On September 8, 2004, McLain-Rubin Realty II LLC, The Rubin Family Irrevocable Stock Trust and certain other related parties loaned the Company $500 for the purchase of Arizona Pacific Materials, LLC. The interest rate on these notes is 6% with maturity dates between December 31, 2005 and 2008. These related parties received a total of 2,000,000 options to purchase the Company's stock at a price of $0.55 per share as part of the loan agreement. The options were valued at $292 and the cost is being amortized over the life of the loans. As of April 30, 2008 the balance of this loan was $295 (net of discount of $5). There were $200 in payments made towards these loans in fiscal year 2007. The remaining loan balance of $300 is in default and therefore is accruing interest at 18% per annum under the provisions of the note agreement.

      On September 27, 2006, Mr. Dean McLain, President and Chief Executive Officer of the Company, loaned the Company $141. The interest on this note was 8.75%. The loan was paid with interest on March 28, 2007.

      In November 2007, a stockholder of the Company loaned the Company $500 at an interest rate of 12%. On December 27, 2007, an additional $500 was loaned to the Company with the same interest rate. The two loans (plus the accrued interest through December 27, 2007) were combined into one note in the amount of $ 1,011 due June 27, 2008. Interest on the note is 12% per annum.

      Future minimum payments under these noncancelable notes payable as of April 30, 2008, are as follows:


Twelve months ending April 30,
                                                                                      Related
                                              Notes      Convertible                   Party
                                             Payable        Debt        Flooring       Notes         Total
                                            --------      --------      --------      --------      --------
   2009                                     $  2,162      $ 19,674      $ 16,919      $  1,307      $ 40,062
   2010                                          499            --            --           499
   2011                                          181            --            --           181
   2012                                          141            --            --           141
   2013                                           26            --            --            26
Thereafter                                        --            --            --            --            --
                                            --------      --------      --------      --------      --------
Total annual payments                          3,009        19,674        16,919         1,307        40,909
Less current portion                          (2,162)      (19,674)      (16,919)       (1,307)      (40,062)
                                            --------      --------      --------      --------      --------
Long-term portion                           $    847      $     --      $     --      $     --      $    847
                                            ========      ========      ========      ========      ========

8.     COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain facilities under noncancelable lease agreements. Certain of the Company's building leases have been accounted for as capital leases. Other facility lease agreements have terms ranging from month-to-month to nine years and are accounted for as operating leases. Certain of the facility lease agreements provide for options to renew and generally require the Company to pay property taxes, insurance, and maintenance and repair costs. Total rent expense under all operating leases aggregated $439 and $483 for the three months ended April 30, 2008 and 2007, respectively. Total rent expense under all operating leases aggregated $1,247 and $1,324 for the nine months ended April 30, 2008 and 2007, respectively.

Future minimum lease payments under all noncancelable leases as of April 30, 2008, are as follows (`000's):

                                                        Capital      Operating
      Twelve months ending April 30,                    leases         leases
                                                       --------       --------

      2009                                                  135          1,818
      2010                                                  135          1,764
      2011                                                  135          1,519
      2012                                                  135          1,120
      2013                                                  132          1,032
      Thereafter                                            341          5,993
                                                       --------       --------
      Total annual lease payments                      $  1,013       $ 13,246
                                                                      ========
      Less amount representing interest
        at a rate of 6.5%                                  (295)
                                                       --------

      Present value of minimum lease payments               718
      Less current portion                                  (69)
                                                       --------
      Long-term portion                                $    649
                                                       ========

Purchase Commitments
--------------------

The Company issued purchase orders to Case Corporation ("Case") for equipment purchases. Upon acceptance by Case, these purchases become noncancelable by the Company. As of April 30, 2008, such purchase commitments totaled $ 4,072.

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

9.     PRODUCT INFORMATION

Revenue and gross profit from continuing operations by product categories are summarized as follows (`000's):

Business product category        Three Months Ended        Nine Months Ended
     Net Revenues                    April 30,                 April 30,
                                 2008         2007         2008         2007
                               --------     --------     --------     --------
     Equipment Sales           $  9,438     $ 15,637     $ 33,308     $ 49,284

     Equipment Rental               963        1,444        3,680        4,286

     Mining Sales                 1,019          563        2,783        1,863

     Product Support              4,316        5,613       14,292       17,343
                               --------     --------     --------     --------

     Total                     $ 15,736     $ 23,257     $ 54,063     $ 72,776
                               ========     ========     ========     ========

Business product category        Three Months Ended        Nine Months Ended
     Gross Margin                    April 30,                 April 30,
                                 2008         2007         2008         2007
                               --------     --------     --------     --------
     Equipment Sales           $    105     $   (858)     $    783     $    836

     Equipment Rental               125           52           594          600

     Mining Sales                   312           55           653         (226)

     Product Support                758        1,412         2,932        3,981

     Total                     $  1,300     $    661      $  4,962     $  5,191

10.    SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following tables (`000's).

                                                      Western Power &   Arizona Pacific
                                                      Equipment Corp     Materials, LLC           Total
                                                      --------------     --------------           -----
        For the Three Months Ended April 30, 2008
        Net revenues                                    $ 14,717            $  1,019            $ 15,736
                                                        ========            ========            ========
        Loss from continuing operations                 $ (1,253)           $   (761)           $ (2,014)
                                                        ========            ========            ========
        Net loss                                        $ (1,253)           $   (761)           $ (2,014)
                                                        ========            ========            ========
        Capital expenditures                            $    227            $      1            $    228
                                                        ========            ========            ========

        For the Three Months Ended April 30, 2007
        Net revenues                                    $ 22,694            $    563            $ 23,257
                                                        ========            ========            ========
        Loss from continuing operations                 $ (1,699)           $   (669)           $ (2,368)
                                                        ========            ========            ========
        Net loss                                        $ (1,351)           $   (669)           $ (2,020)
                                                        ========            ========            ========
        Capital expenditures                            $  1,794            $     96            $  1,890
                                                        ========            ========            ========


        For the Nine Months Ended April 30, 2008
        Net revenues                                    $ 52,299            $  1,764            $ 54,063
                                                        ========            ========            ========
        Loss from continuing operations                 $ (4,634)           $ (2,092)           $ (6,726)
                                                        ========            ========            ========
        Net loss                                        $ (4,634)           $ (2,092)           $ (6,726)
                                                        ========            ========            ========
        Capital expenditures                            $    360            $     25            $    385
                                                        ========            ========            ========
        Total identifiable assets at April 30, 2008     $ 31,649            $  3,854            $ 35,503
                                                        ========            ========            ========

        For the Nine Months Ended April 30, 2007
        Net revenues                                    $ 70,913            $  1,863            $ 72,776
                                                        ========            ========            ========
        Loss from continuing operations                 $ (6,642)           $ (2,447)           $ (9,089)
                                                        ========            ========            ========
        Net loss                                        $ (6,100)           $ (2,541)           $ (8,641)
                                                        ========            ========            ========
        Capital expenditures                            $  3,029            $    116            $  3,145
                                                        ========            ========            ========
        Total identifiable assets at April 30, 2007     $ 40,141            $  5,913            $ 46,054
                                                        ========            ========            ========

11.    CONCENTRATION OF CREDIT RISK

Approximately 38% and 48% of the Company's net sales for the three-month periods ended April 30, 2008 and April 30, 2007, respectively, resulted from sales, rental, and servicing of products manufactured by Case. Approximately 41% and 50% of the Company's net sales for the nine-month periods ended April 30, 2008 and April 30, 2007, respectively, resulted from sales, rental, and servicing of products manufactured by Case.

12.    DISCONTINUED OPERATIONS

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for certain branch locations sold or closed in fiscal year 2007. There were no operations discontinued in the nine months ended April 30, 2008.

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

In November 2006, the Company closed its Flagstaff, Arizona location, a location of its subsidiary, Arizona Pacific Materials, LLC (APM) and transferred the fixed assets to its Phoenix, Arizona mining facility. In May 2007, the Company sold the assets of its two Alaska operations and used the net proceeds to pay down the convertible debt balance.

The following table presents selected financial data for the discontinued operations of the Company's business (in thousands of dollars):

                                              Three Months      Nine Months
                                                 Ended             Ended
                                             April 30, 2007    April 30, 2007
   -----------------------------------          --------          --------
   Revenue from discontinued
   operations                                   $  5,608          $ 14,530
   -----------------------------------          --------          --------
   Gross profit from discontinued
   operations                                   $    600          $  1,343
   -----------------------------------          --------          --------
   SG & A from discontinued
   operations                                   $    252          $    895
   -----------------------------------          --------          --------
   Income from discontinued
   operations                                   $    348          $    448
   -----------------------------------          --------          --------
   Gain on disposal                             $     --          $     --
   -----------------------------------          --------          --------

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

We have focused on developing the mining operation over the past year to primarily provide basalt in the Phoenix area housing development construction market. Over the past few years there has been significant construction activity in the Phoenix area, especially in Pinal County, where the mining operation is located, although the level of construction starts in the Phoenix area has slowed in the last year. Close proximity to the construction sites provides basalt and cinder to the contractors at a lower cost, as freight costs are minimized. Based upon a 2004 study, our Phoenix location had approximately 39,000,000 tons of proven reserves and an additional 38,000,000 tons of indicated reserves of high grade basalt available to be processed to meet the future demands of the Phoenix market.

RESULTS OF OPERATIONS

Consolidated results
--------------------

The following table presents unaudited selected financial data for our consolidated business activities (in thousands of dollars):

------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------
                                        Three Months    Three Months                    Nine Months     Nine Months
                                            Ended           Ended                          Ended           Ended
Consolidated  - continuing                April 30,       April 30,       Increase        April 30,       April 30,       Increase
operations (in 000's)                       2008            2007         (Decrease)         2008            2007         (Decrease)
------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------
Revenue                                  $   15,736      $   23,257      $   (7,521)     $   54,063      $   72,776      $  (18,713)
------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------
 Gross profit                            $    1,300      $      661      $      641      $    4,962      $    5,191      $     (229)
------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------

------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------
SG&A                                     $    2,518      $    2,460      $       58      $    7,741      $    7,253      $      488
------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------
Operating (loss) income                  $   (1,218)     $   (1,799)     $      581      $   (2,779)     $   (2,062)     $     (717)
------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------
Loss from continuing
operations                               $   (2,014)     $   (2,368)     $      354      $   (6,726)     $   (9,089)     $   (2,363)
------------------------------------     ----------      ----------      ----------      ----------      ----------      ----------

The Three and Nine Months ended April 30, 2008 compared to the Three and Nine
-----------------------------------------------------------------------------
Months ended April 30, 2007.
----------------------------

REVENUES

Revenues from continuing operations for the three-month period ended April 30, 2008 decreased by $7,521 or 32.3% over the comparative three-month period ended April 30, 2007. For the three-month period ended April 30, 2008 equipment sales and rentals decreased by $6,680 and product sales decreased by $1,297 while mining sales increased by $456. Sales in all of our locations have declined in the third quarter as compared to the prior year's third quarter, with the exception of our Buena Park, California location, which had an increase of $1,493 as a result of several large sweeper sales to municipalities. Governmental sales, which can change dramatically based upon budget cycles, comprise a significant amount of the sales in our Buena Park location. Our construction equipment sales have also been reduced as a result of significant declines over the past year in the residential construction market as the economy softens. This has resulted in declining equipment sales throughout the construction equipment industry. Through this we have been able to retain our relative market share. With our current cash flow and with the economy softening, credit limitations have made it more difficult to obtain inventory. The decline in the number of branches has also affected the Company's ability to transfer specific inventory to other market areas.

Mining sales from our subsidiary in Phoenix, Arizona increased $456 or 81.0% over the prior year's comparative three-month period indicating a continued demand for basalt production and sales of crushed aggregates for road, housing and related construction in the area southeast of Phoenix.

Revenues from continuing operations for the nine-month period ended April 30, 2008 decreased by $18,713 or 25.7% over the comparative nine-month period ended April 30, 2007. Equipment sales and rentals decreased by $16,582 and product sales decreased by $3,051 while mining sales increased by $920. Excavators, wheel loaders and backhoes sales declined by $15,317 compared to the prior year's comparative nine-month period. Sweeper sales increased by $5,497 over the same comparative nine-month period. Sales in all of our locations have declined in the first nine months as compared to the prior year's first nine months, with the exception of our Buena Park, California location, which had an increase of $3,524 as a result of several large sweeper sales to municipalities. With the softening of the economy over the past two years, equipment sales for the Company, as well as the industry, have decreased, especially in the residential construction market, and through this we have been able to retain our relative market share. With our current cash flow and with the economic softening, credit terms have become more difficult and restricted the Company's ability to obtain additional inventory. The decline in the number of branches has also affected the Company's ability to transfer specific inventory to a larger market area. We expect this trend to continue in the near future.

Mining sales from our subsidiary in Phoenix, Arizona increased $920 or 49.4% over the prior year's comparative nine-month period as a result of increased basalt production and sales of crushed aggregates for road, housing and related construction, specifically in the fast growing area southeast of Phoenix. Most of this increase occurred in the first and third quarters of fiscal 2008. Our subsidiary is also experiencing more demand for rip rap (larger sized rock used in support for topography stabilizing and ballast for train and light rail construction).

GROSS MARGIN

The Company's gross profit margin of 8.3% for the three-month period ended April 30, 2008 was higher than the prior year's comparative period margin of 2.8%. During the prior year's quarter, the Company made several large sales of aged used equipment at a loss which resulted in an overall negative gross margin on equipment sales for that quarter. The third quarter ending April 30, 2008 has no such auction sales. In addition, gross margin was enhanced, in comparison to the prior years third quarter, by product mix as the most significant equipment sales declines occurred in excavators and wheel loaders which typically maintain lower margins, thus increasing the overall margin percent. Production capacity has increased at the mining facility, which we believe has assisted in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which enables us to process multiple products more efficiently.

The Company's gross profit margin of 9.2% for the nine-month period ended April 30, 2008 was higher than the prior year's comparative period margin of 7.1%. During the nine months ending April 30, 2007, the Company made several used equipment sales at sales prices below cost through auctions. These auction sales consisted of severely aged equipment that the Company is no longer the manufacturers' representative for and resulted in a loss of approximately $1,510 primarily related to pavers. No such sales occurred in the nine-months ending April 30, 2008. Production capacity has increased at the mining facility, which we believe has assisted in obtaining improved production costs of the products produced. We now have two processing plants, one for basalt and one for cinder, which enables us to process multiple products more efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three-month period ended April 30, 2008, selling, general, and administrative ("SG&A") expenses were only slightly higher by $58 compared to the prior year's comparative third quarter. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales. With the efforts related to refinancing, the Company is also incurring additional expenses related to legal and accounting fees.

For the nine-month period ended April 30, 2008, selling, general, and administrative ("SG&A") expenses were higher by $488 compared to the prior year's comparative nine-month period. The majority of these expenses, such as rent, depreciation and salaries, are fixed in nature and are not impacted by the level of sales. The Company prepaid $100 in fiscal 2007 and $110 in the first quarter of fiscal year 2008 in bank fees related to potential re-financing with a bank. Upon failure to reach a deal with the potential lender, the Company wrote off these fees. With the efforts related to refinancing, the Company is also incurring additional expenses related to legal and accounting fees.

OPERATING INCOME

The Company had an operating loss for the three months ended April 30, 2008 of $1,218 compared to operating loss of $1,799 for the three months ended April 30, 2007, reflecting the continuing soft market conditions and the ongoing costs related to our refinancing activities. Although higher production capacity of our mining facility in Phoenix, Arizona has benefited our production cost per ton, the higher sales levels and production activities continue to adversely affect operating income as additional fixed costs are incurred, such as depreciation and repairs.

The Company had an operating loss for the nine months ended April 30, 2008 of $2,779 compared to operating loss of $2,062 for the nine months ended April 30, 2007, reflecting the decrease in sales, which in turn affects the Company's ability to cover fixed expenses, such as rent and non sales related expenses such as administrative payroll. The Company's efforts to refinance its operations have also increased legal and accounting fees.

INTEREST EXPENSE

Interest expense for the three months ended April 30, 2008 of $806 was down from $1,757 in the prior year's comparative period. Included in prior year's interest expense is $244 in debt discount amortization and $247 in debt issuance cost amortization. The three months ending April 30, 2008 had no such costs. The Company is in technical default of their convertible debt agreement, causing the debt to become immediately due. As a result the Company expensed the remainder of the debt discount (related to warrants issued with the convertible debt transaction in June 2005) and deferred debt issuance costs during the quarter ended October 31, 2007. Reductions in overall interest rates over the past year have also helped in reducing interest costs during the quarter.

Interest expense for the nine months ended April 30, 2008 of $4,251 was up from $4,302 in the prior year's comparative period. The Company is in technical default of their convertible debt agreement (see Note 7), causing the debt to become immediately due. As a result, the Company expensed the remainder of the debt discount (related to warrants issued with the convertible debt transaction in June 2005) and deferred debt issuance costs during the nine months ended April 30, 2008. The Company amortized $1,190 of debt discount and $541 in debt issuance costs as a result of expensing the debt related costs. Amortization of these expenses amounted to $662 in debt discount amortization and $432 in debt issuance cost amortization during the nine months ended April 30, 2007. These charges were somewhat offset by 1) a decline in equipment and parts inventories of $9,836 thus reducing flooring interest and 2) reductions in overall interest rates over the past year.

NET LOSS

The Company had a net loss from continuing operations for the quarter ended April 30, 2008 of $2,014 compared with a net loss of $2,368 for the prior year's comparative quarter. Included in the net loss in the quarter ended April 30, 2007 the Company recorded a gain on the transfer of a 10% ownership in its subsidiary, Arizona Pacific Materials, LLC, as a settlement of 50% of a technical default penalty assessed in January 2007.

The Company had a net loss from continuing operations for the nine months ended April 30, 2008 of $6,726 compared with a net loss of $9,089 for the prior year's comparative quarter. In addition to the discussions above, the Company recorded a $3,900 penalty as a result of a technical default of their convertible debt agreement (see Note 7). The Company negotiated a settlement of 50% of the technical default penalty with a transfer of 10% ownership in its subsidiary, Arizona Pacific Materials, LLC resulting in an offsetting gain.

Discontinued Operations
-----------------------

The following table presents unaudited selected financial data for the discontinued operations of our business (in thousands of dollars):

                                                         Three Months   Nine Months
                                                             Ended          Ended
                                                           April 30,      April 30,
                                                             2007           2007
   --------------------------------------------------     ----------     ----------
   Revenue from discontinued
   operations                                             $    5,608     $   14,530
   --------------------------------------------------     ----------     ----------
   Gross Profit from discontinued
   operations                                             $      600     $    1,343
   --------------------------------------------------     ----------     ----------
   SG&A from discontinued
   Operations                                             $      252     $      895
   --------------------------------------------------     ----------     ----------
   Income from discontinued
   operations                                             $      348     $      448
   --------------------------------------------------     ----------     ----------
   Gain on disposal                                       $       --     $       --
   --------------------------------------------------     ----------     ----------

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

In June 2005, we closed a new $30 million convertible debt facility (convertible into common shares of the Company at $2.00 per share) payable over the next five years, with a variable interest rate of LIBOR plus 6%. In March 2006, the conversion price in the convertible debt agreement was modified from $2.00 per share to $1.75 per share as part of the approval process for selling our Spokane and Clarkston locations. The lenders also had the right to lend an additional $7.5 million to us (within 18 months of the date of the original debt, which has expired as of January 31, 2007) under the same terms as the existing five year convertible debt. We began making monthly principal payments in January 2006. The balance of the unpaid principal on the convertible notes (net of discount) as of April 30, 2008 is $19,674 (net of discount of $0) all of which is short term.

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

For the nine-month period ended April 30, 2008, the Company recorded as a charge $1,190 for deferred debt discount costs and $541 of debt issuance costs as a result of the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

In December of 2007, the Company executed a note payable with the convertible debt holders whereby payment of accrued interest as of December 27, 2007 in the amount of $1,516, which was deferred until June 1, 2008. The note carries an interest rate of LIBOR plus 5.25%. The Company is currently in default of this note and such default is being addressed as part of the discussion with the debt holder.

Due to the default, the convertible debt becomes due immediately due. The current convertible debt holders are demanding repayment of the convertible debt. The Company has a net negative working capital and does not have the resources to repay the convertible debt. The Company is in discussions with the convertible debt holders on ways to repay or restructure the debt, including potential asset sales. The Company is also currently discussing with third parties alternatives to refinance the debt and/or raise additional capital. There is no assurance the Company will succeed in any of these efforts. If management is not successful in restructuring the convertible debt or obtaining alternative financing and/or additional capital, the Company may have to sell off some or all of its assets and the Company's operations may not be able to continue. The previously described conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CASH FLOW FROM OPERATING ACTIVITIES

During the nine-month period ended April 30, 2008 we had positive cash flows from operating activities of $2,193. Our cash flow from operating activities consisted primarily of a reduction of inventory of $5,599, depreciation of $2,426 and the amortization of debt discount and deferred debt issuance costs of $1,738. These were offset by the use of funds to decrease accounts payable by $2,836. We continue to analyze our inventory levels and projected equipment and parts future sales to minimize our investment in inventory and maximize our ability to support future sales with consideration given to manufacture delivery lead times. As we sell inventory, the proceeds are used to manage our accounts payable in an effort to maintain good relations with our vendors. We also continue to analyze each branch location and its market to assess the past and future contribution each location has and will make to the overall profitability of the Company.

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of fixed assets during the period were related mainly to the ongoing replacement of aged operating assets, particularly in our rental fleet. In prior years, we had focused less on our rental fleet inventory levels (allowing inventory levels to decline). We focus on the utilization of the rental fleet and continue to sell older equipment with less utilization and replace, as needed, with newer equipment where there is demand. During the nine months ended April 30, 2008 and 2007, we generated approximately $1,659 and $2,497, respectively, from such sales. With the decline in the economy resulting in lower equipment sales, we will continue to analyze the need to rebuild our rental fleet as customer "buy versus rent" decisions change with these economic conditions.

CASH FLOW FROM FINANCING ACTIVITIES

We decreased our floor plan financing by $3,602 and paid $1,000 against our long-term debt balances during the nine-month period ended April 30, 2008. Sales and collections of accounts receivable continue to be our major source for the payment of long-term debt. We continue to analyze liquidity and our ability to maintain a balance between inventory levels and capital resources available for inventory and varying levels of sales.

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

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents was $277 as of April 30, 2008. As a result of the accelerated due date of the convertible debt, the Company is now required to obtain alternate third party financing to support its current operations and to meet the accelerated convertible debt pay-off. There can be no assurance that the Company can obtain such third party financing. We are actively exploring avenues that will generate both short-term and long-term financing sources, as well as the generation of additional equity capital.

OTHER

As of April 30, 2008, the Company had outstanding convertible instruments, options and warrants convertible into 24,700,086 shares of common stock, which could potentially dilute earnings per share.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are principally lease arrangements associated with the retail stores and the corporate office.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) will be effective for the Company beginning August 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company does not expect the adoption of the new standard to have a material impact on the Company's consolidated financial position or results of operations. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning August 1, 2009. The Company does not expect these remaining aspects to have a material impact on the Company's financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position or results of operations.

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

Although the principal products sold, rented, and serviced by us are manufactured by Case, we also sell, rent, and service equipment and sell related parts (e.g., tires, trailers, and compaction equipment) manufactured by others. Approximately 62% and 51% of our net sales for the three and nine-month periods ended April 30, 2008 resulted from sales, rental, and servicing of products manufactured by companies other than Case. That compares with a figure of 52% and 50% for the three and nine-month periods ended April 30, 2007. These other manufacturers offer various levels of supplies and marketing support along with purchase terms, which vary from cash upon delivery to interest-free, 12-month flooring.

We purchase equipment and parts inventory from Case and other manufacturers. No supplier other than Case accounted for more than 10% of such inventory purchases during the nine- month period ended April 30, 2008. While maintaining its commitment to Case to primarily purchase Case Equipment and parts as an authorized Case dealer, we plan to expand the number of products and increase the aggregate dollar value of those products which we purchases from manufacturers other than Case in the future.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At April 30, 2008, we had variable rate floor plan payables, notes payable, convertible debt and short-term debt of approximately $40 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $0.40 million. Our policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

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

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls over financial reporting that occurred during the three and nine months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

       ITEM 1A.    RISK FACTORS
                   ------------

                         None.

       ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                   -----------------------------------------------------------

                         None

       ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                   -------------------------------

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

                         As a result of the above defaults, the Company recorded total convertible debt penalties of $5,383 during fiscal year 2007. For the nine-month period ended April 30, 2008, the Company recorded as a charge $1,190 for deferred debt issuance costs and $541 of debt issuance costs as a result of the above defaults. The Company also transferred the additional 5% ownership in the Company's subsidiary, Arizona Pacific Materials, LLC resulting in a gain of $250.

                         In December 2007, the Company executed a note payable for the accrued interest owed to the convertible debt holds in the amount of $1,516 due June 1, 2008. The Company is currently in default of this note and such default is being addressed as part of the discussions with the debt holders.

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

June 16, 2008

                   By: /s/Mark J. Wright
                       ------------------------------------
                       Mark J. Wright
                       Vice President of Finance and
                       Chief Financial Officer